Form 10-K/A
period 1993-12-31
VALERO ENERGY CORP
filed 1994-03-02
CIK 21271

FORM 10-K/A
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

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

                              CONTENTS
                                                             PAGE
PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . . .

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
                  Partners, L.P. Annual Report on Form 10-K for
                  the year ended December 31, 1993.
______________
*     Filed herewith
+ Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.


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

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALERO ENERGY CORPORATION
                                (Registrant)



                              By  /s/ Don M. Heep
                                     (Don M. Heep)
                                Senior Vice President and
                                 Chief Financial Officer

Date:     March 2, 1994

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Title                  Date

                       Director, Chairman of the
                       Board and Chief Executive
                          Officer (Principal
/s/         *             Executive Officer)         March 2, 1994
   (William E. Greehey)

                         Senior Vice President
                      and Chief Financial Officer
                         (Principal Financial
/s/     *               and Accounting Officer)      March 2, 1994
   (Don M. Heep)

/s/        *                      Director           March 2, 1994
   (Edward C. Benninger)


/s/        *                      Director           March 2, 1994
   (Robert G. Dettmer)


/s/        *                      Director           March 2, 1994
   (A. Ray Dudley)


/s/       *                       Director           March 2, 1994
   (James L. Johnson)


/s/       *                       Director           March 2, 1994
   (Lowell H. Lebermann)


/s/       *                       Director           March 2, 1994
   (Sally A. Shelton)


                                  Director
   (Philip K. Verleger, Jr.)


* By: /s/ Rand C. Schmidt
         (Rand C. Schmidt)
          Attorney-in-Fact