Form 10-Q
period 1994-03-31
VALERO ENERGY CORP
filed 1994-05-12
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1994

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

                        530 McCullough Avenue
                         San Antonio, Texas
              (Address of principal executive offices)
                                78215
                             (Zip Code)

                           (210) 246-2000
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of April 22, 1994.

                                            Number of
                                             Shares
         Title of Class                    Outstanding

   Common Stock, $1 Par Value               43,336,954

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1994 and
    December 31, 1993. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1994 and 1993 . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
    Three Months Ended March 31, 1994 and 1993 . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                   PART I - FINANCIAL INFORMATION
             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)

                                                           March 31,
                                                             1994         December 31,
                                                          (Unaudited)        1993
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . .    $  126,394      $    7,252
  Receivables, less allowance for doubtful accounts of
    $434 (1994) and $359 (1993). . . . . . . . . . . .        77,139          64,521
  Inventories. . . . . . . . . . . . . . . . . . . . .       101,211         113,384
  Current deferred income tax assets . . . . . . . . .        14,642          12,304
  Prepaid expenses and other . . . . . . . . . . . . .        27,150          38,025
                                                             346,536         235,486
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $17,581 (1994)
  and $10,158 (1993), at cost. . . . . . . . . . . . .     1,656,260       1,640,136
    Less:  Accumulated depreciation. . . . . . . . . .       361,884         346,570
                                                           1,294,376       1,293,566
INVESTMENT IN AND LEASES RECEIVABLE FROM
  VALERO NATURAL GAS PARTNERS, L.P.. . . . . . . . . .       123,055         130,557

INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . .        29,674          28,343

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . .        74,548          76,485
                                                          $1,868,189      $1,764,437

See Notes to Consolidated Financial Statements.

                                           PART I - FINANCIAL INFORMATION
                                     VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                               (Thousands of Dollars)

                                                                         March 31,
                                                                           1994         December 31,
                                                                        (Unaudited)         1993
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . .       $    28,804       $   28,737
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            73,149           90,994
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .            37,664           33,296
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .             1,658            -
                                                                           141,275          153,027

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . .           424,844          485,621

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .           235,640          232,564

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . .            40,021           37,128

REDEEMABLE PREFERRED STOCK, SERIES A . . . . . . . . . . . . . .            13,800           13,800

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized:
     Redeemable Preferred Stock, Series A, issued 1,150,000
        shares, outstanding 138,000 (1994 and 1993) shares . . .             -                -
     $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1994) and -0- (1993) shares ($172,500
        aggregate involuntary liquidation value) . . . . . . . .             3,450            -
  Common stock, $1 par value - 75,000,000 shares authorized;
     issued 43,393,685 (1994) and 43,391,685 (1993) shares . . .            43,394           43,392
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           534,841          371,303
  Unearned Valero Employees' Stock Ownership Plan
     Compensation. . . . . . . . . . . . . . . . . . . . . . . .           (15,048)         (15,958)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           447,287          446,931
  Treasury stock, 56,884 (1994) and 145,119 (1993)
     common shares, at cost. . . . . . . . . . . . . . . . . . .            (1,315)          (3,371)
                                                                         1,012,609          842,297
                                                                        $1,868,189       $1,764,437

See Notes to Consolidated Financial Statements.

                    VALERO ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of Dollars, Except Per Share Amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          1994         1993

OPERATING REVENUES . . . . . . . . . . . . . . . .      $281,277      $295,762

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . .       210,107       228,713
  Operating expenses . . . . . . . . . . . . . . .        30,024        29,756
  Depreciation expense . . . . . . . . . . . . . .        15,568        12,640
    Total. . . . . . . . . . . . . . . . . . . . .       255,699       271,109

OPERATING INCOME . . . . . . . . . . . . . . . . .        25,578        24,653

EQUITY IN EARNINGS (LOSSES) OF AND INCOME
  FROM VALERO NATURAL GAS PARTNERS, L.P. . . . . .        (2,908)        6,649

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . .          (918)          467

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . .       (12,048)      (12,698)
  Capitalized. . . . . . . . . . . . . . . . . . .           279         5,240

INCOME BEFORE INCOME TAXES . . . . . . . . . . . .         9,983        24,311

INCOME TAX EXPENSE . . . . . . . . . . . . . . . .         3,700         8,700

NET INCOME . . . . . . . . . . . . . . . . . . . .         6,283        15,611
  Less:  Preferred stock dividend requirements . .           532           318

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . .      $  5,751      $ 15,293

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . .      $    .13      $    .36

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . .        43,320        43,038

DIVIDENDS PER SHARE OF
   COMMON STOCK. . . . . . . . . . . . . . . . . .      $    .13      $    .11

See Notes to Consolidated Financial Statements.

                                VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands of Dollars)
                                               (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1994                1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $  6,283            $ 15,611
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . .        15,568              12,640
      Amortization of deferred charges and other, net. . . . . .         7,234               4,428
      Changes in current assets and current liabilities. . . . .        (3,727)              6,675
      Deferred income tax expense. . . . . . . . . . . . . . . .         1,400               4,600
      Equity in (earnings) losses of Valero Natural Gas
        Partners, L.P. in excess of distributions. . . . . . . .         6,195              (2,014)
      Changes in deferred items and other, net . . . . . . . . .        (1,576)             (5,940)
        Net cash provided by operating activities. . . . . . . .        31,377              36,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions. . . . . . . . . . . . . . . . . . . . . . .       (14,332)            (43,223)
  Deferred turnaround and catalyst costs . . . . . . . . . . . .          (388)             (6,833)
  Investment in and advances to joint ventures, net. . . . . . .        (2,808)             (1,742)
  Distributions from Valero Natural Gas Partners, L.P. . . . . .         1,383                -
  Dispositions of property, plant and equipment. . . . . . . . .           216                 220
  Principal payments received under capital lease obligations. .           177                  23
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .           649                  11
    Net cash used in investing activities. . . . . . . . . . . .       (15,103)            (51,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . .         -                  22,000
  Long-term debt reduction, net. . . . . . . . . . . . . . . . .       (60,000)               -
  Decrease in notes payable. . . . . . . . . . . . . . . . . . .         -                  (2,600)
  Common stock dividends . . . . . . . . . . . . . . . . . . . .        (5,634)             (4,734)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . .          (293)               (318)
  Issuance of Convertible Preferred Stock, net . . . . . . . . .       167,878                -
  Issuance of common stock, net. . . . . . . . . . . . . . . . .           917               1,140
    Net cash provided by financing activities. . . . . . . . . .       102,868              15,488

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . .       119,142                 (56)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . .         7,252               8,174

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .      $126,394            $  8,118

See Notes to Consolidated Financial Statements.

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

   Basis of Presentation

          The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Energy") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

Note 2

   Statements of Cash Flows

          In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, current maturities of long-term debt and notes payable. Those changes are shown in the following table as an (increase) decrease in current assets and an increase (decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired and whose carrying amounts approximate fair value. (Dollars in thousands.)

                                                          Three Months Ended
                                                               March 31,
                                                          1994          1993

     Receivables, net. . . . . . . . . . . . . . . .    $(12,618)     $(12,203)
     Inventories . . . . . . . . . . . . . . . . . .      12,173        25,274
     Current deferred income tax assets. . . . . . .      (2,338)        2,890
     Prepaid expenses and other. . . . . . . . . . .      10,875         9,812
     Accounts payable. . . . . . . . . . . . . . . .     (17,845)      (21,393)
     Accrued expenses. . . . . . . . . . . . . . . .       4,368          (346)
     Income taxes payable. . . . . . . . . . . . . .       1,658         2,641
         Total . . . . . . . . . . . . . . . . . . .    $ (3,727)     $  6,675


          The following provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                               1994      1993

     Interest (net of amount capitalized of $279 (1994)
        and $5,240 (1993)) . . . . . . . . . . . . . . . .    $7,274    $2,466
     Income taxes. . . . . . . . . . . . . . . . . . . . .      -        1,284


Note 3

   Inventories

          Valero Refining and Marketing Company, a wholly owned subsidiary of Energy, and its principal subsidiary, Valero Refining Company, are collectively referred to herein as "Refining." Refining's inventories are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. Inventories as of March 31, 1994 and December 31, 1993 were as follows (in thousands):

                                                      March 31,  December 31,
                                                        1994         1993

     Refinery feedstocks and blendstocks . . . . .    $ 62,240     $ 70,807
     Refined products. . . . . . . . . . . . . . .      38,971       42,577
                                                      $101,211     $113,384


          Inventory volumes totalled 6,927 thousand barrels ("Mbbls") and 8,082 Mbbls at March 31, 1994 and December 31, 1993, respectively. The excess of the replacement cost of Refining's inventories over their LIFO values was insignificant at March 31, 1994.

Note 4

   Price Risk Management Activities

          The Company periodically enters into exchange-traded futures and options contracts, forward contracts and swap contracts to hedge the purchase costs and sales prices of portions of inventories. Changes in the market value of such contracts are accounted for as additions to or reductions in inventory and recognized when the related inventory is sold. The Company also enters into a very limited amount of contracts that are not specific hedges, and gains or losses resulting from changes in the market value of these contracts are recognized in income currently. As of March 31, 1994, the Company had outstanding contracts for notional or contract volumes totalling 2,725 Mbbls for which the Company is the fixed price payor and 6,101 Mbbls for which the Company is the fixed price receiver. As of December 31, 1993, such amounts were 2,700 Mbbls and 2,615 Mbbls, respectively. These contracts run for a period of approximately one to seven months. The Company's activities in both hedging and nonhedging contracts were not material to the Company's results of operations for the three months ended
March 31, 1994 and 1993.

Note 5

   Valero Natural Gas Partners, L.P.

          The Company holds an effective equity interest of approximately 49% at March 31, 1994 in Valero Natural Gas Partners, L.P. ("VNGP, L.P.") and its consolidated subsidiaries, collectively referred to herein as the "Partnership." This effective equity interest consists of general partner interests and common units of limited partner interests (the "Common Units"). The remaining equity interest in the Partnership consisting of publicly traded common units of limited partner interests are referred to herein as "Public Units" and holders of such units are referred to as "Public Unitholders." Components of the line items Investment in and Leases Receivable from Valero Natural Gas Partners, L.P. in the accompanying Consolidated Balance Sheets and Equity in Earnings (Losses) of and Income from Valero Natural Gas Partners, L.P. in the accompanying Consolidated Statements of Income, are as follows (in thousands):

                                                                            March 31,      December 31,
                                                                              1994             1993

     Investment in Valero Natural Gas Partners, L.P. . . . . . . . . .      $ 17,469         $ 25,047
     Leases receivable from Valero Natural
       Gas Partners, L.P.  . . . . . . . . . . . . . . . . . . . . . .       105,586          105,510
                                                                            $123,055         $130,557


                                                                        Three Months Ended March 31,
                                                                            1994            1993

         Equity in earnings (losses) of Valero Natural
         Gas Partners, L.P.  . . . . . . . . . . . . . . . . . . . . .     $(6,195)       $ 3,368
         Interest income from capital lease transactions
         with Valero Natural Gas Partners, L.P.  . . . . . . . . . . .       3,287          3,281
                                                                           $(2,908)       $ 6,649


          Summarized income statement and cash flow information for the Partnership for the three months ended March 31, 1994 and 1993 and summarized balance sheet information for the Partnership as of March 31, 1994 and December 31, 1993 is as follows (in thousands, except per Unit amounts):

                                                                  Three Months Ended March 31,
                                                                       1994          1993

       Income statement data:
         Operating revenues. . . . . . . . . . . . . . . . . . .   $   379,664    $  367,310
         Depreciation expense. . . . . . . . . . . . . . . . . .         9,234         9,019
         Operating income. . . . . . . . . . . . . . . . . . . .         1,752        21,747
         Net income (loss) . . . . . . . . . . . . . . . . . . .       (14,447)        5,133
         General Partners' interest. . . . . . . . . . . . . . .          (243)          359
         Net income (loss) allocable to Limited Partners . . . .       (14,204)        4,774
         Net income (loss) per Limited Partner Unit. . . . . . .          (.77)          .26

       Statement of cash flows data:
         Net cash provided by (used in) operating activities . .   $    (2,280)   $   18,013
         Capital expenditures. . . . . . . . . . . . . . . . . .         4,641        10,787
         Partnership distributions . . . . . . . . . . . . . . .         2,602         2,573


                                                                     March 31,    December 31,
                                                                       1994          1993

       Balance sheet data:
         Total assets. . . . . . . . . . . . . . . . . . . . . .    $1,018,529    $1,045,082
         First Mortgage Notes. . . . . . . . . . . . . . . . . .       506,429       534,286
         Capital lease obligations . . . . . . . . . . . . . . .       104,822       104,838

       Weighted average Units outstanding. . . . . . . . . . . .        18,487        18,487


          The Company enters into transactions with the Partnership commensurate with its status as the General Partner. As of March 31, 1994 and December 31, 1993, the Company had recorded approximately $24.2 million and $31.8 million, respectively, of accounts receivable, net of accounts payable, due from the Partnership. The following table summarizes transactions between the Company and the Partnership for the three months ended March 31, 1994 and 1993 (in thousands):

                                                             Three Months Ended March 31,
                                                                  1994         1993

       Natural gas liquid ("NGL") purchases and services
          from the Partnership . . . . . . . . . . . . . . .     $21,513      $19,790
       Natural gas purchases from the Partnership. . . . . .       6,069       14,216
       Sales of NGLs and natural gas, and transportation
          and other charges to the Partnership . . . . . . .       6,524       10,298
       Management fees billed to the Partnership for
          direct and indirect costs. . . . . . . . . . . . .      20,702       20,072


          In October 1993, Energy publicly announced its proposal to acquire the 9.7 million issued and outstanding Public Units in VNGP, L.P. and effective December 20, 1993, Energy, Valero Natural Gas Company ("VNGC", a wholly owned subsidiary of Energy and general partner of VNGP, L.P.,) and VNGP, L.P. entered into an agreement of merger. In the merger, the Public Units will be converted into a right to receive cash consideration of $12.10 per Common Unit, and VNGP, L.P. will become a wholly owned subsidiary of Energy. Consummation of the merger is subject to, among other things, approval of the merger by the holders of a majority of the issued and outstanding Common Units and by a majority of the Common Units held by the Public Unitholders voted at a special meeting called to consider the merger. In order to provide for the proposed merger, the Company has completed an underwritten public offering of convertible preferred stock (see
Note 6), has entered into a new revolving credit and letter of credit facility and has obtained amendments to other financial agreements. It is a condition precedent to the effectiveness of Energy's new credit facility that the litigation filed in response to the announcement by Energy of its proposal to acquire the Public Units is settled (see Note 7). A proposal to approve the merger will be submitted to the holders of Common Units at a special meeting of unitholders scheduled to be held on May 31, 1994. There can be no assurance, however, that the merger will be completed.

          The following unaudited pro forma information of Valero Energy Corporation and subsidiaries gives effect to the sale of the convertible preferred stock and the utilization of approximately $117.5 million of the net proceeds therefrom to fund the acquisition by the Company of the Public Units. The remaining net proceeds of approximately $50.4 million are used to pay expenses of the proposed acquisition and reduce outstanding indebtedness under bank credit lines. The acquisition is accounted for as a purchase. The pro forma information assumes that the above described transactions occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations.

                                                     Three Months Ended March 31,
                                                          1994          1993
                                                    (Thousands of dollars, except
                                                          per share amounts)

       Operating revenues. . . . . . . . . . . . .      $607,173      $563,996
       Operating income. . . . . . . . . . . . . .        28,901        48,179
       Net income. . . . . . . . . . . . . . . . .         3,078        19,014
       Net income applicable to common stock . . .            90        16,001
       Earnings per share of common stock. . . . .           .00           .37


Note 6

   Convertible Preferred Stock

          In March 1994, Energy issued 3,450,000 shares of its $3.125 convertible preferred stock ("Convertible Preferred Stock") with a stated value of $50 per share and received cash proceeds, net of underwriting discounts, of approximately $168 million. The proceeds from the offering will be utilized to fund the proposed merger (see Note 5). In the event that the proposed merger of VNGP, L.P. with the Company is not ultimately consummated, the proceeds from the offering will be used for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital.

Note 7

   Litigation and Contingencies

 Partnership Related Claims

          Seven lawsuits were filed in Chancery Court in Delaware against VNGP, L.P., VNGC and Energy and certain officers and directors of VNGC and/or Energy in response to the announcement by Energy on October 14, 1993 of its proposal to acquire the publicly traded Common Units of VNGP, L.P. pursuant to a proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy. See Note 5. The suits were consolidated into a single proceeding by the Chancery Court on November 23, 1993.
The plaintiffs sought to enjoin or rescind the proposed merger, alleging that the corporate defendants and the individual defendants, as officers or directors of the corporate defendants, engaged in actions in breach of the defendants' fiduciary duties to the Public Unitholders by proposing the merger. The plaintiffs alternatively sought an increase in the proposed merger consideration, unspecified compensatory damages and attorneys' fees. In December 1993, the attorneys representing the plaintiffs entered into a memorandum of understanding with Energy and VNGP, L.P. pursuant to which the attorneys have agreed to recommend that the Chancery Court approve a settlement of the litigation. The proposed settlement will not require a material payment by the Company or the Partnership. On April 29, 1994, notice of the proposed settlement, including a description of the terms of the settlement, was mailed to the Public Unitholders by order of the Chancery Court. A hearing to consider approval of the settlement has been scheduled in the Chancery Court for May 31, 1994. There can be no assurance that the settlement will be approved by the Chancery Court.

          Energy, VNGP, L.P. and certain of their respective subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract, quantum meruit, wrongful failure to pay retainage, fraudulent misrepresentation, conspiracy, breach of the implied covenant of good faith and fair dealing, and other commercial tort claims. The plaintiff alleges actual damages of approximately
$9.7 million and punitive damages of $45.5 million. The defendants have filed a motion for summary judgment and a motion to transfer venue to Bexar County.

          In a letter dated September 1, 1993 from the City of Houston (the "City") to Valero Transmission Company ("VTC"), an indirect wholly owned subsidiary of Energy, the City stated its intent to bring suit against VTC for certain claims asserted by the City under the franchise agreement between the City and VTC. VTC is the general partner of Valero Transmission, L.P. ("VT, L.P."), an indirect subsidiary partnership of VNGP, L.P. The franchise agreement was assigned to and assumed by VT, L.P. upon formation of the Partnership in 1987. In the letter, the City also declared a conditional forfeiture of the franchise rights based on the City's claims. In a letter dated October 27, 1993, the City claimed that VTC owes to the City franchise fees and accrued interest thereon aggregating approximately $13.5 million. In a letter dated November 9, 1993, the City claimed an additional $18 million in damages related to the City's allegations that VTC engaged in unauthorized activities under the franchise agreement by transmitting gas for resale and by transporting gas for third parties on the franchised premises. The City has not filed a lawsuit. The Company and the City have engaged in formal discussions regarding the possible settlement of the City's claims, but no agreement has been concluded. While any liability of VTC with respect to the City's claims has been assumed by the Partnership, if the proposed merger with VNGP, L.P. is consummated, the Company's financial position would necessarily reflect the full amount of any Partnership liability. Additionally, in the event that the Partnership failed to pay any such liability, the Company could remain ultimately responsible. The Company believes that the City's claims are overstated, and that VTC has a number of defenses to the claims.

          The Company was a party to a lawsuit originally filed in 1988 in which Energy, VTC, VNGP, L.P. and subsidiaries of VNGP, L.P. (the "Valero Defendants") and a subsidiary of The Coastal Corporation ("Coastal") were alleged to be liable for failure to take minimum quantities of gas, failure to make take-or-pay payments and other breach of contract and breach of fiduciary duty claims. The plaintiffs sought declaratory relief, actual damages in excess of $37 million and unspecified punitive damages. During the third quarter of 1992, the plaintiffs, Coastal and the Valero Defendants settled this lawsuit on terms which were not material to the Valero Defendants and on July 19, 1993, this lawsuit was dismissed. On November 16, 1992, prior to entry of the order of dismissal, NationsBank of Texas, N.A., as trustee for certain trusts (the "Intervenors"), filed a plea in intervention to intervene in the lawsuit. The Intervenors asserted that they held a non-participating mineral interest in the lands subject to the litigation and that their rights were not protected by the plaintiffs in the settlement. On
February 4, 1993, the Court struck the Intervenors' plea in intervention. However, on February 2, 1993, the Intervenors had filed a separate suit in the 160th State District Court, Dallas County, Texas, against all prior defendants and an additional defendant, substantially adopting in form and substance the allegations and claims in the original litigation. In February 1994, the parties reached a tentative settlement of the lawsuit on terms immaterial to the Company or the Partnership.

          In 1987, VT, L.P. and a producer from whom VT, L.P.
has purchased natural gas entered into an agreement resolving certain take-or-pay issues between the parties in which VT, L.P. agreed to pay one-half of certain excess royalty claims arising after the date of the agreement. The royalty owners of the producer recently completed an audit of the producer and have presented to the producer a claim for additional royalty payments in the amount of approximately $17.3 million, and accrued interest thereon of approximately $19.8 million. Approximately $8 million of the royalty owners' claim accrued after the effective date of the agreement between the producer and VT, L.P. The producer and VT, L.P. are reviewing the royalty owners' claims. No lawsuit has been filed by the royalty owners. The Company believes that various defenses may reduce or eliminate any liability of VT, L.P. to the producer in this matter.

          VTC and one of its gas suppliers are parties to various gas purchase contracts assigned to and assumed by VT, L.P. upon formation of the Partnership in 1987. The supplier is also a party to a series of gas purchase contracts between the supplier, as buyer, and certain trusts, as seller. In 1989, the trusts brought suit against the supplier, alleging breach of various minimum take, take-or-pay and other contractual provisions, and asserting a statutory nonratability claim. In the trusts' claims against the supplier, the trusts seek alleged actual damages, including interest, of approximately $30 million. Neither VTC nor VT, L.P. was originally a party to the lawsuit. However, because of the relationship between VTC's contracts with the supplier and the supplier's contracts with the trusts, and in order to resolve existing and potential disputes, the supplier, VTC and VT, L.P. agreed in March 1991 to cooperate in the conduct of the litigation, and agreed that VTC and VT, L.P. will bear a substantial portion of the costs of any appeal and any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled on the trusts' motion for summary judgment, finding that as a matter of law the three gas purchase contracts at issue were fully binding and enforceable, the supplier breached the minimum take obligations under one of the contracts, the supplier is not entitled to claimed offsets for gas purchased by third parties and the "availability" of gas for take-or-pay purposes is established solely by the delivery capacity testing procedures in the contracts. Damages, if any, were not determined. On April 15, 1994, the trusts named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to the lawsuit, alleging that the Valero Defendants maliciously interfered with the trusts' contracts with the supplier. In the trusts' claim against the Valero Defendants, the trusts seek unspecified actual and punitive damages. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. This litigation is not currently set for trial.

          The Partnership has settled substantially all of the significant take-or-pay claims, pricing differences and contractual disputes related to gas purchases heretofore brought against it. Although additional take-or-pay claims may continue to be brought against the Partnership, the Company believes that the Partnership has resolved substantially all of the significant take-or-pay claims that are likely to be made. Any liability of the Company with respect to these claims has been assumed by the Partnership. However, if the Partnership were unable or otherwise failed to discharge any such liability of the Company which it assumed, the Company could remain ultimately liable for such liability. Also, if the proposed merger with VNGP, L.P. is consummated, the Company's financial position would necessarily reflect the full amount of any Partnership liability.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following are the Company's financial and operating highlights for the three months ended March 31, 1994 and 1993. The Partnership operating income (loss) amounts presented below represent 100% of the Partnership's operating income (loss) by segment. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                          Three Months Ended
                                                                               March 31,
                                                                           1994        1993

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . .          $247,526    $249,308
  Other operations . . . . . . . . . . . . . . . . . . . . . . .            33,751      46,454
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $281,277    $295,762

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . .          $ 28,440    $ 22,344
  Other operations and corporate general and
    administrative expenses. . . . . . . . . . . . . . . . . . .            (2,862)      2,309
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 25,578    $ 24,653

Equity in earnings (losses) of Valero Natural Gas Partners, L.P.          $ (6,195)   $  3,368
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  6,283    $ 15,611
Net income applicable to common stock. . . . . . . . . . . . . .          $  5,751    $ 15,293
Earnings per share of common stock . . . . . . . . . . . . . . .          $    .13    $    .36

REFINING AND MARKETING OPERATING STATISTICS:
  Throughput volumes (Mbbls per day) . . . . . . . . . . . . . .               145         120
  Average throughput margin per barrel . . . . . . . . . . . . .          $   6.08    $   5.94
  Sales volumes (Mbbls per day). . . . . . . . . . . . . . . . .               144         125


PARTNERSHIP OPERATING INCOME (LOSS):
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,989    $  7,951
  Natural gas liquids. . . . . . . . . . . . . . . . . . . . . .            (1,237)     13,796
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,752    $ 21,747


General

          The Company reported net income of $6.3 million or $.13 per share for the three months ended March 31, 1994, compared to $15.6 million or $.36 per share, respectively, for the same period in 1993. Operating income was $25.6 million for the first quarter of 1994 compared to $24.7 million for the same period in 1993, due to increased refining and marketing operating income partially offset by decreased operating income from other operations. The decrease in net income and earnings per share was primarily a result of a decrease in the Company's equity in earnings of the Partnership and decreased capitalized interest resulting from the completion in 1993 of the Company's major capital program.

Refining Operations

          Refining's operating revenues were $247.5 million for the first quarter of 1994 compared to $249.3 million for the same period in 1993. Operating revenues remained level as a 13% decrease in the average sales price per barrel was offset by a 15% increase in sales volumes. Increased production resulting from the butane upgrade facility which began operation during the second quarter of 1993 and other new Refinery units contributed to the increase in sales and throughput volumes. Refining's cost of sales decreased $11.6 million to $202.6 million for the first quarter of 1994 compared to the same period in 1993 due to a decrease in the average feedstock cost per barrel, partially offset by the increase in throughput volumes. The Refinery's HDS/HOC complex processes high-sulfur atmospheric tower bottoms, a type of residual fuel oil ("resid") and the remainder of the Refinery units process crude oil, butanes, methanol and other feedstocks. Crude oil prices decreased more than gasoline prices for the first quarter of 1994 compared to the same period in 1993. This benefit was partially offset by a decrease in the discount per barrel at which resid sells to crude oil, resulting from strong fuel oil demand in Europe and the Far East. This average discount per barrel was $3.33 and $4.66 for the three months ended March 31, 1994 and 1993, respectively. The average throughput margin per barrel, before operating costs and depreciation expense, for the first quarter of 1994 was $6.08 compared to $5.94 for the same period in 1993. Operating costs and depreciation expense per barrel have remained relatively level at approximately $4.00 per barrel, but have increased in total for the first quarter of 1994 compared to the same period in 1993 due primarily to operation of the butane upgrade facility and other new Refinery units. As a result of the above factors, Refining's operating income increased 27% to $28.4 million.

          Refining margins for the first quarter of 1994 have improved from late December levels as gasoline prices increased somewhat faster than feedstock costs. However, MTBE prices have not increased correspondingly with gasoline prices due to an industrywide excess supply of MTBE. Unless refining margins increase from current levels, refining margins for the second quarter of 1994 are expected to be lower than second quarter 1993 levels.

Other Operations

          The Company's other operations consist principally of certain natural gas liquids assets. Prior to its sale on September 30, 1993, the Company's other operations included the results of Rio Grande Valley Gas Company ("RGV"), a natural gas distribution subsidiary. Also included in other operations are the Company's activities as the General Partner of the Partnership and other miscellaneous revenues. The Company receives a management fee, which is included in operating revenues, equal to the direct and indirect costs incurred by it on behalf of the Partnership.

          Operating loss from other operations was $2.9 million for the first quarter of 1994 compared to operating income of $2.3 million for the same period in 1993. Operating income decreased by $5.2 million due to a decrease in both NGL average market prices and plant production volumes and the inclusion of RGV's operating income in 1993 results.

          The Company's equity in losses of the Partnership was $6.2 million for the first quarter of 1994 compared to equity in earnings of $3.4 million in the first quarter of 1993. The Partnership's NGL operations incurred an operating loss of $1.2 million during the first quarter of 1994 compared to operating income of $13.8 million during the same period in 1993 primarily due to a 21% decrease in the average NGL market price and an increase in fuel and shrinkage costs resulting from a 16% increase in the cost of natural gas. The average NGL market price decreased due to continued weak crude oil and refined product prices. Operating income from natural gas operations decreased by $5 million or 62% during the first quarter of 1994 compared to the same period in 1993. Operating expenses increased due to a one-time charge related to the final resolution of certain contractual disputes and an increase in pipeline transportation and other expenses. Other reductions in natural gas operating income resulting from a decrease in income generated by the Partnership's Market Center Services Program, a decrease in the recovery of VT, L.P.'s fixed costs resulting from the settlement of a customer audit of VT, L.P.'s weighted average cost of gas effective in the third quarter of 1993, and an increase in fuel costs were offset by increases in gas sales volumes and transportation revenues. Such increases were due to continued strong demand for natural gas resulting from prolonged cold weather in the U.S. during the 1994 first quarter, new term sales business generated during the latter part of 1993 as a result of the implementation of FERC Order 636, new transportation business, and the continued shutdown of both units of the South Texas Project nuclear plant ("STP") during the 1994 first quarter. However, the return to commercial service of Unit No. 1 of the STP on April 8, 1994 and the expected return to service of Unit No. 2 later in 1994 are expected to displace a portion of the Partnership's gas sales and transportation volumes for the customers served by the STP. As a result primarily of increased stability in natural gas prices, income generated by the Market Center Services Program is expected to be significantly lower in 1994 than in 1993. The conditions which resulted in the decreases in Partnership operating income in the first quarter of 1994 compared to the first quarter of 1993 have generally continued to date in the second quarter of 1994.

          Interest and debt expense, net increased primarily due to decreased capitalized interest resulting from the completion in 1993 of various of the Company's new Refinery units. Income tax expense decreased primarily due to lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter of 1994, net cash provided by the Company's operating activities totalled $31.4 million compared to $36 million during the first quarter of 1993. As described in Note 6 of Notes to Consolidated Financial Statements, Energy issued 3,450,000 shares of $3.125 Convertible Preferred Stock during March 1994 and received net cash proceeds of approximately $168 million. The Company utilized the cash provided by its operating activities and a portion of the net cash proceeds from the Convertible Preferred Stock issuance to reduce bank borrowings, to fund capital expenditures and investments in joint ventures and to pay dividends. The Company intends to use the remaining net cash proceeds from the issuance of Convertible Preferred Stock to fund the proposed acquisition of the limited partner interests in VNGP, L.P. not currently held by the Company (see Note 5 of Notes to Consolidated Financial Statements).

          Refining currently maintains a $160 million revolving credit and letter of credit facility that is available for working capital purposes and matures September 30, 1996. Energy has an unsecured $30 million revolving credit and letter of credit facility which matures February 29, 1996. As of March 31, 1994, Refining and Energy had approximately $121 million and $29 million, respectively, available under their committed bank credit facilities for additional borrowings and letters of credit. Energy also currently has $50 million of unsecured short-term credit lines which are unrestricted as to use, of which no amounts were outstanding at March 31, 1994. Total borrowings under Energy's bank credit facility and short-term lines are limited to $50 million.

          Certain of the Company's financing agreements contain various financial ratio requirements, including debt-to-capitalization tests. Under the most restrictive of the debt-to-capitalization tests, the Company's indebtedness for borrowed money may not exceed 40% of its capitalization as defined in the agreements. At March 31, 1994, the debt-to-capitalization ratio computed in accordance with such agreements was 31.2%.

          The Company's financing agreements contain additional covenants limiting Energy's ability to make certain "restricted disbursements." At March 31, 1994, the Company had the ability to pay approximately $229 million in Energy common stock ("Common Stock") dividends and other restricted disbursements. However, the Company's ability to pay additional Common Stock dividends and other restricted disbursements in the future may also be limited by the more restrictive fixed charge coverage ratio test described in Part II, Item 5.

          On March 31, 1994, Energy entered into a new $250 million revolving credit and letter of credit facility. This facility is unsecured and provides for sublimits of $200 million for direct advances and $150 million for letters of credit. Availability under this facility reduces $16.7 million quarterly beginning June 30, 1995 and expires on March 29, 1996. This facility contains covenants limiting Energy's ability to make certain "restricted payments," including dividend payments on and redemptions, repurchases or exchanges of its capital stock and advances and capital contributions to the Partnership, requires Energy to maintain a minimum consolidated working capital and net worth and also contains various financial requirements including debt-to-capitalization and fixed charges. Effectiveness of the facility and borrowing availability will occur simultaneously with the proposed merger of Energy and the Partnership and will replace all of the Company's and the Partnership's currently existing committed bank credit facilities. It is also a condition precedent to the effectiveness of Energy's new credit facility that the litigation filed in response to the announcement by Energy of its proposal to acquire the publicly traded Common Units of VNGP, L.P. is settled. For a discussion of the status of such litigation, see Note 7 of Notes to Consolidated Financial Statements.

          For 1994, the Company currently expects to expend approximately $90 million for capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, $17.5 million of which was expended during the first quarter of 1994. In addition, the Company expects to pay approximately $117.5 million for the publicly held equity interest of approximately 51% in VNGP, L.P., as mentioned above and expects to incur after the merger date the majority of an estimated $35 million in Partnership capital expenditures. The Company believes it has sufficient funds from operations, the Convertible Preferred Stock offering, and to the extent necessary, from the public markets and private capital markets, to fund its current and ongoing operating requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Coastal Oil and Gas Corporation v. TransAmerican Natural Gas Corporation ("TANG"), 49th State District Court, Webb County, Texas (filed October 30, 1991) (reported in the Company's Form 10-K for the year ended December 31, 1992 as Transamerican Natural Gas Corporation v. The Coastal Corporation et al). In March 1993, VTC and Valero Industrial Gas Company were served as third party defendants in this lawsuit. In August 1993, Energy, VNGP, L.P. and certain of their respective subsidiaries were named as additional third-party defendants (collectively, including the original defendant subsidiaries, the "Valero Defendants"). In TANG's counterclaims against Coastal and third-party claims against the Valero Defendants, TANG alleged that it contracted to sell natural gas to Coastal at the posted field price of Valero Industrial Gas Company and that the Valero Defendants and Coastal conspired to set such price at an artificially low level. TANG also alleged that the Valero Defendants and Coastal conspired to cause TANG to deliver unprocessed or "wet" gas thus precluding TANG from extracting NGLs from its gas prior to delivery. TANG sought actual and punitive damages and attorneys' fees. On March 14, 1994, the Valero Defendants and TANG executed a settlement agreement with respect to this lawsuit on terms immaterial to the Partnership or the Company.

          J.M. Davidson, Inc. v. Valero Energy Corporation, Valero Hydrocarbons, L.P., et al., 229th State District Court, Duval County, Texas (filed January 21, 1993). Energy and Valero Hydrocarbons, L.P. were named as original defendants in the lawsuit filed in January 1993. Through the plaintiff's amended petitions, the lawsuit now includes as additional defendants VNGC; VNGP, L.P.; Valero Management Partnership, L.P.; VTC; VT, L.P.; Valero Hydrocarbons Company; and Valero Management Company. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract, quantum meruit, wrongful failure to pay retainage, fraudulent misrepresentation, conspiracy, breach of the implied covenant of good faith and fair dealing, and other commercial tort claims. The plaintiff alleges actual damages of approximately $9.7 million and punitive damages of $45.5 million. The defendants have filed a motion for summary judgment and a motion to transfer venue to Bexar County.

          In re Valero Natural Gas Partners, L.P. Litigation, Consolidated Civil Action No. 13194, Court of Chancery, New Castle County, Delaware (first suit filed October 15, 1993; all suits consolidated November 23, 1993). Seven lawsuits were filed in the Delaware Court of Chancery for New Castle County (the "Chancery Court") in response to the announcement of Energy's proposal to acquire the publicly traded Common Units of VNGP, L.P. pursuant to a proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy. The plaintiffs sought to enjoin or rescind the proposed merger, alleging that the corporate defendants and the individual defendants, as officers or directors of the corporate defendants, engaged in actions in breach of the defendants' fiduciary duties to the holders of the Common Units by proposing the merger. The plaintiffs alternatively sought an increase in the proposed merger consideration, compensatory damages and attorneys' fees. In December 1993, attorneys representing the plaintiffs entered into a Memorandum of Understanding with Energy and VNGP, L.P. pursuant to which the attorneys have agreed to recommend that the Chancery Court approve a settlement of the litigation. The proposed settlement will not require a material payment by the Company or the Partnership. On April 29, 1994, notice of the proposed settlement, including a description of the terms of the settlement, was mailed to the Public Unitholders by order of the Chancery Court. A hearing to consider approval of the settlement has been scheduled in the Chancery Court for May 31, 1994.

          The Long Trusts v. Tejas Gas Corporation, Valero Transmission Company, and Valero Transmission, L.P., 123rd Judicial District Court, Panola County, Texas (filed March 1,
1989). VTC, as buyer, and Tejas Gas Corporation ("Tejas"), as seller, are parties to various gas purchase contracts assigned to and assumed by VT, L.P. upon formation of the Partnership in 1987 (the "Valero Contracts"). In turn, Tejas has entered into a series of gas purchase contracts between Tejas, as buyer, and certain trusts (the "Long Trusts"), as seller (the "Long Trusts Contracts"). The litigation originated in 1989 as a lawsuit by the Long Trusts against Tejas. In the Long Trusts' claims against Tejas, the Long Trusts claim that Tejas breached various minimum take, take-or-pay and other contractual provisions in connection with the Long Trusts Contracts, and seek alleged actual damages, including interest, of approximately $30 million. Neither VTC nor VT, L.P. was originally a party to the lawsuit. However, because of the relationship between the Valero Contracts and the Long Trusts Contracts, and in order to resolve existing and potential disputes, Tejas, VTC and VT, L.P. agreed in March 1991 to cooperate in the conduct of the litigation, and agreed that VTC and VT, L.P. will bear a substantial portion of the costs of any appeal and any nonappealable final judgment rendered against Tejas. In January 1993, the District Court ruled on the Long Trusts' motion for summary judgment, finding that as a matter of law the Long Trusts Contracts were fully binding and enforceable, that Tejas breached the minimum take obligations under one of the contracts, that Tejas is not entitled to claimed offsets for gas purchased by third parties and that the "availability" of gas for take-or-pay purposes is established solely by the delivery capacity testing procedures in the contracts. Damages, if any, were not determined. On
April 15, 1994, the Long Trusts named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to the lawsuit, alleging that the Valero Defendants maliciously interfered with the Long Trusts Contracts. In the Long Trusts' claim against the Valero Defendants, the Long Trusts seek unspecified actual and punitive damages. The Company believes that the claims brought by the Long Trusts have been significantly overstated, and that Tejas and the Valero Defendants have a number of meritorious defenses to the claims. This litigation is not currently set for trial.

          Valero Energy Corporation, et al. v. M.W. Kellogg Company, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In the Company's suit against the defendants, the Company asserted claims of breach of warranty, breach of contract, negligence, gross negligence, strict liability in tort and other claims in connection with services performed by the defendants at the Refinery. The Company claimed actual damages in excess of $165 million plus exemplary damages, statutory penalties, attorney's fees and costs of court. In September 1991, the court considered motions for summary judgment filed by the Company, Kellogg and Ingersoll-Rand, another primary defendant. On October 25, 1991, the court entered judgment which granted the motions for summary judgment of Kellogg and Ingersoll-Rand in their entirety, denied the motion for summary judgment filed by the Company and entered a take-nothing judgment against the Company dismissing all of the Company's claims with prejudice. The Company appealed the trial court's decision to the Thirteenth Court of Appeals, Corpus Christi, Texas. On June 30, 1993, the Court of Appeals affirmed the trial court's decision. On April 20, 1994, the Texas Supreme Court denied the Company's application for writ of error. On May 5, 1994, the Company filed a motion for rehearing with the Texas Supreme Court.

Item 5.  Other Information

PROPOSED MERGER WITH ENERGY

          In connection with the proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy, a special meeting of the holders of Common Units has been scheduled for May 31, 1994. A definitive proxy statement fully describing the proposed merger and explaining the manner in which holders of Common Units may cast their votes was filed with the Securities and Exchange Commission and mailed to all unitholders on May 2, 1994. Unitholders of record as of the close of business on April 28, 1994, will be entitled to vote at the special meeting. Also scheduled for May 31, 1994, is a hearing in the Delaware Chancery Court to consider the approval of a proposed settlement of litigation filed in response to Energy's proposal to acquire the outstanding Common Units held by the Public Unitholders pursuant to the proposed merger. Notice of the proposed settlement was mailed to the Public Unitholders on April 29, 1994. Subject to approval of the settlement by the Chancery Court and to the satisfaction of all other preconditions to the proposed merger (see Note 5 of Notes to Consolidated Financial Statements), the merger is expected to become effective on or about May 31, 1994.

$250 MILLION UNSECURED CREDIT FACILITY

          On March 31, 1994, Energy entered into a new credit agreement (the "New Credit Agreement") providing for a new unsecured $250 million revolving bank credit and letter of credit facility. The New Credit Agreement is conditioned upon, and will not take effect until, the consummation of the merger of the Partnership with a subsidiary of Energy (the "Merger"). Effectiveness of the New Credit Agreement is also conditioned upon the settlement of the litigation styled In re Valero Natural Gas Partners, L.P. Litigation, as described above under the caption "Item 1-Legal Proceedings."

          Upon consummation of the Merger, the New Credit Agreement will replace Refining's $160 million secured revolving credit facility, Energy's $30 million unsecured revolving credit facility, and all of the Partnership's committed unsecured revolving credit facilities. The New Credit Agreement, which will expire March 29, 1996, permits direct advances to Energy of up to $200 million and up to $150 million for letters of credit, subject to the overall $250 million commitment limit. The commitment amount will be reduced $16.7 million per quarter beginning June 30, 1995, with 80% of each reduction applied to direct advances and 20% to letters of credit. Borrowings under the facility will bear interest, at the Company's option, at LIBOR plus 1.25% or at the agent bank's prime rate. The Company will be charged various fees, including commitment fees on the unutilized portion, and various letter of credit and facility fees. Indebtedness under the New Credit Agreement will rank equally with Energy's other long-term debt.

          The New Credit Agreement contains financial and other covenants similar to the existing $160 million secured credit facility of Refining and the existing $30 million unsecured credit facility of Energy. The New Credit Agreement, however, contains additional covenants and modifications to existing covenants, primarily because borrowings under the new facility shall be unsecured borrowings exclusively by Energy.

          The New Credit Agreement restricts the payment of dividends, the purchase, redemption or exchange of shares of Energy's capital stock and the making of sinking fund payments for the capital stock of Energy (collectively referred to as "restricted payments") to the sum of: (i) the sum of 50% of the Company's consolidated net income after September 30, 1993, plus the amount of the noncash charge to income for the fourth quarter of 1993 resulting from the write-down of the Company's refining inventories valued on the LIFO method (the "LIFO Adjustment") on an after-tax basis; (ii) 25% of the amount by which the proceeds from the sale of capital stock after September 30, 1993, exceeds Energy's Cost of the Merger (as defined in the New Credit Agreement); and (iii) $40 million.

          The New Credit Agreement also restricts disbursements consisting of the aggregate of the foregoing restricted payments, plus optional sinking fund payments or prepayments of indebtedness, capital expenditures and certain capital investments, including the Cost of the Merger (collectively, "restricted disbursements"). Such restricted disbursements are limited to the sum of: (i) $39.8 million; (ii) the sum of aggregate earnings after September 30, 1993 (before taxes, depreciation and amortization), plus the LIFO Adjustment;
(iii) proceeds from the sale of capital stock and issuance of permitted debt after September 30, 1993; (iv) $50 million; and
(v) the net cash proceeds from permitted sales of assets after September 30, 1993; less principal repayments of long-term indebtedness after September 30, 1993.

          Assuming that the New Credit Agreement were in effect at March 31, 1994, the amount calculated to be available for restricted payments under the restricted payments test was approximately $73 million, and the amount calculated to be available for restricted disbursements under the restricted disbursements test was approximately $219 million. These amounts include net proceeds of approximately $168 million from the recently completed sale of Convertible Preferred Stock of Energy, but do not include any amounts for the Cost of the Merger or other payments, and are based solely on the financial information of the Company as of March 31, 1994. When and if the Merger is consummated and the New Credit Agreement becomes effective, these tests will be based upon the consolidated financial information of the Company, including the Partnership as a wholly owned subsidiary partnership of Energy. Energy anticipates that immediately prior to consummation of the Merger, Energy will make a substantial capital contribution to the Partnership. The Company also anticipates spending an estimated $124 million in Costs of the Merger by the end of the second quarter of 1994. As a result of these expenditures, the amount available for restricted payments under the New Credit Agreement would be reduced by approximately $31 million (25% of the estimated Cost of the Merger). The amount available for restricted disbursements would be reduced dollar-for-dollar by the anticipated expenditures.

          The New Credit Agreement requires Energy to maintain $100 million of consolidated working capital. For purposes of this requirement, "current assets" is defined to include the unused portion of the New Credit Agreement, and "current liabilities" is defined to include current maturities of long-term debt (except for current maturities, if any, under the New Credit Agreement). The consolidated net worth of Energy must be at least $800 million, plus 50% of net income earned after September 30, 1993, plus 75% of the proceeds from sales of capital stock after September 30, 1993. The ratio of debt-to-capitalization (which includes the LIFO Adjustment) of the Company must be at least .575 to 1.0 until June 29, 1995, and .55 to 1.0 thereafter. Refining's ratio of debt- (excluding debt payable to its parent) to-capitalization (including the LIFO Adjustment) may not exceed 12.5%.

          Additionally, the fixed charge coverage ratio of Energy may not be less than 1.6 to 1.0 for any period of four consecutive "non-turnaround quarters" (i.e., any quarter in which none of the major units at the Company's refinery is shut down for scheduled or periodic maintenance for more than 14 days), or
1.1 to 1.0 for any single non-turnaround quarter during the period from the initial borrowing under the New Credit Agreement through June 29, 1995; and thereafter, 2.0 to 1.0 for any period of four consecutive non-turnaround quarters, or 1.5 to 1.0 for any single non-turnaround quarter. The fixed charge coverage ratio is calculated by adding net income, interest expense, deferred taxes, the LIFO Adjustment, depreciation, amortization and other noncash charges, and dividing such sum by the sum of interest incurred, dividends paid on all classes of capital stock of Energy and mandatory redemptions of preferred stock.

          The New Credit Agreement also requires the Company and Refining to maintain a certain earnings coverage ratio, defined as net income plus income taxes, interest and operating lease expense and the LIFO Adjustment, divided by interest and operating lease expense. For each of the Company and Refining the earnings coverage ratio may not be less than 1.0 to 1.0 for any four consecutive non-turnaround quarters during the period from the initial borrowing date through June 29, 1995, and
1.25 to 1.0 for any four consecutive non-turnaround quarters thereafter.

          The New Credit Agreement also provides certain limitations upon advances and capital contributions to the Partnership after the Merger. Intercompany advances to the Partnership are generally limited to $50 million. In addition, 75% of the amount (not to exceed $37.5 million) of the proceeds from the issuance of certain permitted term indebtedness by Energy after September 30, 1993, plus 75% of the amount (not to exceed $37.5 million) of the proceeds from the issuance of equity by Energy after September 30, 1993 in excess of the Cost of the Merger may be advanced to the Partnership in the form of intercompany advances or capital contributions. Additionally, subsidiaries of Energy may lease assets valued at up to $50 million to the Partnership and to subsidiaries of Energy that hold common units of VNGP, L.P. Other provisions of the New Credit Agreement include limitations upon additional debt and new liens, restrictions upon mergers and actions that would reduce Energy's capital position in certain subsidiaries, restrictions upon entering into leases, unconditional purchase obligations, transfers of assets and other agreements that would restrict the receipt of Partnership distributions.

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits.

          *10.1 $250,000,000 Credit Agreement, dated March 31, 1994, among Valero Energy Corporation, Bankers Trust Company and Bank of Montreal as Managing Agents, and the banks and co-agents party thereto.

          *11     Computation of Earnings Per Share.

          Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

          (b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the three-month period ended March 31, 1994.

*Filed herewith.

                              SIGNATURE

          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          VALERO ENERGY CORPORATION

                          (Registrant)


                          By:  /s/  Don M. Heep
                              Don M. Heep
                              Senior Vice President and
                              Chief Financial Officer
                              (Duly Authorized Officer and
                               Principal Financial and
                               Accounting Officer)

Date:  May 12, 1994