Form 10-Q
period 1994-06-30
VALERO ENERGY CORP
filed 1994-08-11
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994

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

                        Yes    X            No

    Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 5, 1994.

                                                  Number of
                                                    Shares
          Title of Class                         Outstanding

          Common Stock, $1 Par Value             43,398,809

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                INDEX

                                                             Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1994 and
    December 31, 1993. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended and Six Months Ended June 30, 1994
    and 1993 . . . . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the Six
    Months Ended June 30, 1994 and 1993. . . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I - FINANCIAL INFORMATION
                            VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (Thousands of Dollars)
                                                                          June 30,
                                                                            1994        December 31,
                                                                         (Unaudited)        1993
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . . . . .    $   47,994    $    7,252
  Cash held in debt service escrow . . . . . . . . . . . . . . . . . .        20,262          -
  Receivables, less allowance for doubtful accounts of
    $2,609 (1994) and $359 (1993). . . . . . . . . . . . . . . . . . .       226,581        64,521
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       142,472       113,384
  Current deferred income tax assets . . . . . . . . . . . . . . . . .        14,037        12,304
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .        30,707        38,025
                                                                             482,053       235,486
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $37,679 (1994)
  and $10,158 (1993), at cost. . . . . . . . . . . . . . . . . . . . .     2,567,303     1,640,136
    Less:  Accumulated depreciation. . . . . . . . . . . . . . . . . .       484,821       346,570
                                                                           2,082,482     1,293,566
INVESTMENT IN AND LEASES RECEIVABLE FROM
  VALERO NATURAL GAS PARTNERS, L.P.. . . . . . . . . . . . . . . . . .        -            130,557

INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,239        28,343

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . . . . .       117,367        76,485

                                                                          $2,712,141    $1,764,437

See Notes to Consolidated Financial Statements.

                                  PART I - FINANCIAL INFORMATION
                            VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (Thousands of Dollars)

                                                                          June 30,
                                                                            1994        December 31,
                                                                         (Unaudited)        1993
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . . . . .    $   77,161    $   28,737
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       290,732        90,994
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .        19,753         5,063
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        33,431        28,233
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .           104         -
                                                                             421,181       153,027

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .       972,616       485,621

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .       237,085       232,564

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . .        58,004        37,128

REDEEMABLE PREFERRED STOCK, SERIES A . . . . . . . . . . . . . . . . .        13,800        13,800

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized:
     Redeemable Preferred Stock, Series A, issued 1,150,000
        shares, outstanding 138,000 (1994 and 1993) shares . . . . . .         -             -
     $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1994) and -0- (1993) shares ($172,500
        aggregate involuntary liquidation value) . . . . . . . . . . .         3,450         -
  Common stock, $1 par value - 75,000,000 shares authorized;
     issued 43,400,060 (1994) and 43,391,685 (1993) shares . . . . . .        43,400        43,392
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       534,421       371,303
  Unearned Valero Employees' Stock Ownership Plan
     Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,848)      (15,958)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .       443,545       446,931
  Treasury stock, 22,238 (1994) and 145,119 (1993)
     common shares, at cost. . . . . . . . . . . . . . . . . . . . . .          (513)       (3,371)
                                                                           1,009,455       842,297

                                                                          $2,712,141    $1,764,437

See Notes to Consolidated Financial Statements.

                            VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                         (Thousands of Dollars, Except Per Share Amounts)
                                            (Unaudited)

                                                           Three Months Ended     Six Months Ended
                                                                June 30,               June 30,
                                                             1994      1993        1994      1993

OPERATING REVENUES . . . . . . . . . . . . . . . . . .     $416,143  $321,072    $697,420  $616,834

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . .      338,273   238,422     548,380   467,135
  Operating expenses . . . . . . . . . . . . . . . . .       29,252    31,633      59,276    61,389
  Depreciation expense . . . . . . . . . . . . . . . .       18,542    12,899      34,110    25,539
    Total. . . . . . . . . . . . . . . . . . . . . . .      386,067   282,954     641,766   554,063

OPERATING INCOME . . . . . . . . . . . . . . . . . . .       30,076    38,118      55,654    62,771

EQUITY IN EARNINGS (LOSSES) OF AND
  INCOME FROM VALERO NATURAL GAS
  PARTNERS, L.P. . . . . . . . . . . . . . . . . . . .       (7,790)    7,926     (10,698)   14,575

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . .          438      (516)       (480)      (49)

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . .      (16,323)  (12,685)    (28,371)  (25,383)
  Capitalized. . . . . . . . . . . . . . . . . . . . .          521     6,040         800    11,280

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .        6,922    38,883      16,905    63,194

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .        2,700    14,200       6,400    22,900

NET INCOME . . . . . . . . . . . . . . . . . . . . . .        4,222    24,683      10,505    40,294
  Less:  Preferred stock dividend requirements . . . .        2,989       317       3,521       635

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . . . .     $  1,233  $ 24,366    $  6,984  $ 39,659

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .     $    .03  $    .56    $    .16  $    .92

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . . . .       43,347    43,072      43,334    43,055

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .     $    .13  $    .11    $    .26  $    .22

See Notes to Consolidated Financial Statements.

                       VALERO ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands of Dollars)
                                       (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  10,505       $ 40,294
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . .       34,110         25,539
      Amortization of deferred charges and other, net. . . . . . . . .        7,705         10,455
      Changes in current assets and current liabilities. . . . . . . .      (52,398)       (17,226)
      Deferred income tax expense. . . . . . . . . . . . . . . . . . .        3,900         12,300
      Equity in (earnings) losses of Valero Natural Gas
        Partners, L.P. in excess of distributions. . . . . . . . . . .       16,179         (5,261)
      Changes in deferred items and other, net . . . . . . . . . . . .          (87)        (8,536)
        Net cash provided by operating activities. . . . . . . . . . .       19,914         57,565

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions. . . . . . . . . . . . . . . . . . . . . . . . . .      (31,362)       (71,626)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . .         (869)        (7,202)
  Investment in and advances to joint ventures, net. . . . . . . . . .       (3,864)        (3,459)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . . . .     (124,264)          -
  Distributions from Valero Natural Gas Partners, L.P. . . . . . . . .        2,789           -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,278            884
    Net cash used in investing activities. . . . . . . . . . . . . . .     (156,292)       (81,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . . . . .       29,700         32,000
  Increase in notes payable. . . . . . . . . . . . . . . . . . . . . .         -               200
  Increase in cash held in debt service escrow for principal . . . . .       (7,589)          -
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . .      (11,268)        (9,473)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .       (2,623)          (635)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . . . .      167,878           -
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . .        1,022          1,378
    Net cash provided by financing activities. . . . . . . . . . . . .      177,120         23,470

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . .       40,742           (368)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .        7,252          8,174

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  47,994       $  7,806

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

Note 2

   Acquisition of Valero Natural Gas Partners, L.P.

     In March 1994, Energy issued 3,450,000 shares of $3.125 convertible preferred stock ("Convertible Preferred Stock") with a stated value of $50 per share and received cash proceeds, net of underwriting discounts and certain issuance costs, of approximately $168 million. The Convertible Preferred Stock was primarily issued to fund the merger (the "Merger") of Valero Natural Gas Partners, L.P. ("VNGP, L.P.") with a wholly owned subsidiary of Energy. On May 31, 1994, the holders of common units of limited partner interests ("Common Units") of VNGP, L.P. approved the Merger. Upon consummation of the Merger, VNGP, L.P. became a wholly owned subsidiary of Energy and the publicly traded Common Units (the "Public Units") were converted into the right to receive cash in the amount of $12.10 per Common Unit. The Company utilized $117.5 million of the net proceeds from the Convertible Preferred Stock issuance to fund the acquisition of the Public Units. The remaining net proceeds of $50.4 million were used to reduce outstanding indebtedness under bank credit lines and to pay expenses of the acquisition. As a result of the Merger, all of the outstanding Common Units are held by the Company.

     As a result of the Merger, the Company changed its method of accounting for its investment in VNGP, L.P. and its consolidated subsidiaries, collectively referred to herein as the "Partnership," from the equity method to the full consolidation method of accounting as of May 31, 1994. The acquisition has been accounted for as a purchase. The consolidated statements of income of the Company for the three months and six months ended June 30, 1994 and 1993, reflect the Company's effective equity interest of approximately 49% in the Partnership's operations for periods prior to and including May 31, 1994, and reflect 100% of the Partnership's operations for the month of June 1994.

     The following unaudited pro forma financial information of Valero Energy Corporation and subsidiaries assumes that the above described transactions occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations.

                                                                     Six Months Ended June 30,
                                                                      1994              1993
                                                                  (Thousands of dollars, except
                                                                        per share amounts)

       Operating revenues. . . . . . . . . . . . . . . . . . . .     $1,193,962      $1,129,722
       Operating income. . . . . . . . . . . . . . . . . . . . .         55,672         109,461
       Net income. . . . . . . . . . . . . . . . . . . . . . . .          3,012          44,958
       Net income (loss) applicable to common stock. . . . . . .         (2,966)         38,932
       Earnings (loss) per share of common stock . . . . . . . .           (.07)            .90

Note 3

   Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current maturities of long-term debt and notes payable. Also excluded are the Partnership's current assets and current liabilities as of the acquisition date (see Note 2). Changes in the Company's current assets and current liabilities are shown in the following table as an (increase) decrease in current assets and an increase (decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired and whose carrying amounts approximate fair value. (Dollars in thousands.)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1994            1993

     Cash held in debt service escrow for interest . . . . . . . . . .     $(12,673)       $  -
     Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . .      (58,628)            766
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,647            (523)
     Current deferred income tax assets. . . . . . . . . . . . . . . .       (1,733)         (3,132)
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .        9,637            (115)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .        4,743         (13,904)
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .        3,961             394
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .         (456)         (1,819)
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .          104           1,107
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(52,398)       $(17,226)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               1994           1993

     Interest (net of amount capitalized of $800 (1994)
        and $11,280 (1993)). . . . . . . . . . . . . . . . . . . . . .       $22,968        $12,883
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         4,962          9,242

Note 4

   Inventories

     Valero Refining and Marketing Company, a wholly owned subsidiary of Energy, and its principal subsidiary, Valero Refining Company ("VRC"), are collectively referred to herein as "Refining." Refining's inventories (refinery feedstocks and blendstocks and refined products) are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The Company's other inventories are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1994 and December 31, 1993 were as follows (in thousands):

                                                                           June 30,   December 31,
                                                                             1994         1993

     Refinery feedstocks and blendstocks . . . . . . . . . . . . . . .      $ 75,823    $ 70,807
     Refined products. . . . . . . . . . . . . . . . . . . . . . . . .        40,998      42,577
     Natural gas in underground storage. . . . . . . . . . . . . . . .        17,631      -
     Natural gas liquids ("NGLs"). . . . . . . . . . . . . . . . . . .         8,020      -
                                                                            $142,472    $113,384

     Refining's inventory volumes totalled 8.2 million barrels ("MMbbls") and 8.1 MMbbls at June 30, 1994 and December 31, 1993, respectively. Natural gas volumes in underground storage and in third-party storage facilities totalled approximately 7.3 trillion British thermal units ("TBtus") at June 30, 1994. Amounts relating to natural gas volumes in third-party storage facilities are included in receivables in the accompanying
June 30, 1994 consolidated balance sheet. The excess of the replacement cost of Refining's inventories over their LIFO values was approximately $23 million at June 30, 1994.

Note 5

   Price Risk Management Activities

     The Company enters into various exchange-traded and other financial instrument contracts with third parties to hedge the purchase costs and sales prices of inventories, operating margins and certain anticipated purchases of natural gas to be consumed in operations. Changes in the market value of such contracts are deferred until the gain or loss is recognized on the hedged transaction. The Company also enters into a limited amount of contracts that are not specific hedges, and gains or losses resulting from changes in the market value of these contracts are recognized in income currently. As of June 30, 1994, the Company had outstanding contracts for natural gas with notional or contract volumes totalling approximately 30.5 TBtus for which the Company is the fixed price payor and 25.1 TBtus for which the Company is the fixed price receiver. These contracts run for a period of one to eight months. As of June 30, 1994, the Company also had outstanding contracts for refinery feedstocks and refined products with notional or contract volumes totalling 3.6 MMbbls for which the Company is the fixed price payor and 3.9 MMbbls for which the Company is the fixed price receiver. These contracts run for a period of one to six months. As of December 31, 1993, such amounts were 2.7 MMbbls and 2.6 MMbbls, respectively.

Note 6

   Bank Credit Agreement

     Energy has entered into an unsecured $250 million revolving bank credit and letter of credit facility that is available for working capital and general corporate purposes. This bank credit facility became effective upon the consummation of the Merger on May 31, 1994 and replaced Refining's $160 million secured revolving credit facility, Energy's $30 million unsecured revolving credit facility, and all of the Partnership's committed unsecured revolving credit facilities. This new facility, which will expire March 29, 1996, permits direct advances of up to $200 million and up to $150 million for letters of credit, subject to the overall $250 million commitment limit. The commitment amount will be reduced $16.7 million per quarter beginning June 30, 1995, with 80% of each reduction applied to direct advances and 20% to letters of credit. Borrowings under the facility bear interest, at the Company's option, at LIBOR plus 1.25% or at the agent bank's prime rate. The Company is charged various fees, including commitment fees on the unutilized portion, and various letter of credit and facility fees. The new bank credit facility contains covenants limiting Energy's ability to make certain "restricted payments," including dividend payments on and purchases, redemptions or exchanges of its capital stock, to make certain "restricted disbursements," including the restricted payments described above plus capital expenditures and certain capital investments, and to make advances and capital contributions to the Partnership. The facility also contains covenants which require Energy to maintain a minimum consolidated working capital and net worth and also contains various financial tests including debt-to-capitalization, fixed charge and earnings coverage ratios. The Company was in compliance with all of its restrictive covenants as of June 30, 1994.

Note 7

   Litigation and Contingencies

     In a letter dated September 1, 1993 from the City of Houston (the "City") to Valero Transmission Company ("VTC"), the City stated its intent to bring suit against VTC for certain claims asserted by the City under the franchise agreement between the City and VTC. VTC is the general partner of Valero Transmission, L.P. ("VT, L.P."). The franchise agreement was assigned to and assumed by VT, L.P. upon formation of the Partnership in 1987. In the letter, the City declared a conditional forfeiture of the franchise rights based on the City's claims. In a letter dated October 27, 1993, the City claimed that VTC owed to the City franchise fees and accrued interest thereon aggregating approximately $13.5 million. In a letter dated November 9, 1993, the City claimed an additional
$18 million in damages related to the City's allegations that VTC engaged in unauthorized activities under the franchise agreement by transmitting gas for resale and by transporting gas for third parties on the franchised premises. During the second quarter of 1994, the Company, the Partnership and the City executed a settlement agreement with respect to this dispute under which VT, L.P. agreed to a total settlement of $14 million payable in three approximately equal payments. The first of these payments was made in June 1994, with the remaining payments to be made in January 1995 and January 1996.

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract, quantum meruit, wrongful failure to pay retainage, fraudulent misrepresentation, conspiracy, breach of the implied covenant of good faith and fair dealing, and other commercial tort claims. The plaintiff alleges actual damages of approximately $9.7 million and punitive damages of $45.5 million. The defendants have filed a motion for summary judgment and a motion to transfer venue to Bexar County.

     In 1987, VT, L.P. and a producer from whom VT, L.P. has purchased natural gas entered into an agreement resolving certain take-or-pay issues between the parties in which VT, L.P. agreed to pay one-half of certain excess royalty claims arising after the date of the agreement. The royalty owners of the producer recently completed an audit of the producer and have presented to the producer a claim for additional royalty payments in the amount of approximately $17.3 million, and accrued interest thereon of approximately $19.8 million. Approximately $8 million of the royalty owners' claim, excluding interest, accrued after the effective date of the agreement between the producer and VT, L.P. The producer and VT, L.P. are reviewing the royalty owners' claims. VT, L.P. has received no indication that any lawsuit has been filed by the royalty owners. The Company believes that various defenses may reduce or eliminate any liability of VT, L.P. to the producer in this matter.

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

     In June 1994, VRC was added as a defendant in a lawsuit filed by several plaintiffs who are residents of San Patricio County, Texas. The suit was brought against numerous defendants whom the plaintiffs allege are either owners or operators of a landfill site in San Patricio County, or generators of hazardous wastes accepted into the landfill. VRC is named as a "generator" of hazardous wastes accepted into the landfill. The plaintiffs claim that hazardous wastes escaped from the landfill and were released into the surrounding ground, water and air, allegedly causing damages including bodily injury, emotional distress, costs for medical monitoring and devaluation of property. The plaintiffs seek an unspecified amount of actual and punitive damages.

     A lawsuit was filed against VRC in June 1994 by certain residents of the Mobile Estate subdivision located near the Refinery in Corpus Christi, Texas, alleging that air, soil and water in the subdivision have been contaminated by emissions of allegedly hazardous chemicals and toxic hydrocarbons produced by VRC. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. The plaintiffs seek certification as a class and an unspecified amount of damages, based on an alleged diminution in the value of their property, loss of use and enjoyment of property, emotional distress and other costs.

     Valero Javelina Company, a wholly owned subsidiary of Energy, owns a 20% general partner interest in Javelina Company, a general partnership. Javelina Company has been named as a defendant in six lawsuits filed since 1992 in state district courts in Nueces County, Texas. Four of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. One of the suits seeks certification of the litigation as a class action. The plaintiffs seek unspecified actual and punitive damages. The other two suits were brought by plaintiffs who either live or have businesses near the Javelina Plant. The suits allege claims similar to those described above. These plaintiffs do not specify an amount of damages claimed.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the merger of VNGP, L.P. with a wholly owned subsidiary of Energy was consummated on May 31, 1994. As a result of the merger, all of the outstanding Common Units of VNGP, L.P. are held by the Company and VNGP, L.P. has become a wholly owned subsidiary of Energy. The accompanying consolidated statements of income of the Company for the three months and six months ended June 30, 1994 and 1993 include the Company's approximate 49% effective equity interest in the Partnership's operations for all periods prior to and including May 31, 1994 and include 100% of the Partnership's operations for the month of June 1994. However, the discussion of the Company's natural gas and natural gas liquids operations which follows includes 100% of the Partnership's operations rather than only the Company's effective interest in the Partnership's operating results. Such discussion is based on pro forma operating results assuming that the merger of VNGP, L.P. with a subsidiary of Energy occurred at the beginning of 1994 and 1993, respectively.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended and six months ended
June 30, 1994 and 1993. The 1993 amounts of operating revenues and operating income (loss) by segment have been restated to conform to the 1994 segment presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                            Three Months Ended        Six Months Ended
                                                                                 June 30,                 June 30,
                                                                              1994      1993           1994      1993

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . .      $284,161  $275,263       $531,687  $524,571
  Natural gas <F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        67,195    11,701         67,218    22,247
    Transportation . . . . . . . . . . . . . . . . . . . . . . . . . .         5,486     1,116          5,561     2,214
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . .        49,518    13,837         61,698    29,353
  Other operations . . . . . . . . . . . . . . . . . . . . . . . . . .        21,033    21,183         42,506    42,105
  Intersegment eliminations. . . . . . . . . . . . . . . . . . . . . .       (11,250)   (2,028)       (11,250)   (3,656)
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $416,143  $321,072       $697,420  $616,834

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . .      $ 16,735  $ 38,516       $ 45,175  $ 60,860
  Natural gas <F1> . . . . . . . . . . . . . . . . . . . . . . . . . .         5,377       807          5,367     2,557
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . .         5,612     2,923          6,801     6,294
  Corporate expenses, net. . . . . . . . . . . . . . . . . . . . . . .         2,352    (4,128)        (1,689)   (6,940)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 30,076  $ 38,118       $ 55,654  $ 62,771

Equity in earnings (losses) of Valero Natural Gas
  Partners, L.P. <F2>. . . . . . . . . . . . . . . . . . . . . . . . .      $ (9,984) $  4,630       $(16,179) $  7,998
Interest and debt expense, net . . . . . . . . . . . . . . . . . . . .      $ 15,802  $  6,645       $ 27,571  $ 14,103
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,222  $ 24,683       $ 10,505  $ 40,294
Net income applicable to common stock. . . . . . . . . . . . . . . . .      $  1,233  $ 24,366       $  6,984  $ 39,659
Earnings per share of common stock . . . . . . . . . . . . . . . . . .      $    .03  $    .56       $    .16  $    .92

PRO FORMA OPERATING INCOME (LOSS) <F3>:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . .      $ 16,735  $ 38,516       $ 45,175  $ 60,860
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,301    19,729          9,465    32,730
  Natural gas liquids. . . . . . . . . . . . . . . . . . . . . . . . .         9,444    13,315         10,528    31,550
  Corporate expenses, net. . . . . . . . . . . . . . . . . . . . . . .          (723)   (8,626)        (9,496)  (15,679)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 26,757  $ 62,934       $ 55,672  $109,461

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . . .           149       137            147       129
    Average throughput margin per barrel . . . . . . . . . . . . . . .      $   4.95  $   6.94       $   5.50  $   6.47
    Sales volumes (Mbbls per day). . . . . . . . . . . . . . . . . . .           147       127            145       126

  Natural gas <F3>:
    Gas volumes (BBtu per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,080     1,083          1,184     1,123
      Transportation . . . . . . . . . . . . . . . . . . . . . . . . .         1,606     1,816          1,622     1,734
        Total gas volumes. . . . . . . . . . . . . . . . . . . . . . .         2,686     2,899          2,806     2,857
    Average gas sales price per MMBtu. . . . . . . . . . . . . . . . .      $   2.08  $   2.38       $   2.24  $   2.29
    Average gas transportation fee per MMBtu . . . . . . . . . . . . .      $   .111  $   .097       $   .112  $   .097

  Natural gas liquids <F3>:
    Plant production (Mbbls per day) . . . . . . . . . . . . . . . . .          78.0      77.5           78.1      77.4
    Average market price per gallon. . . . . . . . . . . . . . . . . .      $   .266  $   .310       $   .259  $   .313
    Average gas cost per MMBtu . . . . . . . . . . . . . . . . . . . .      $   1.79  $   2.06       $   1.92  $   1.92

<F1>
Includes 100% of the operations of the Partnership commencing June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership for the periods prior to June 1, 1994.

<F3)
Pro forma operating income (loss) and operating statistics for the natural gas and natural gas liquids segments as presented herein assume that the merger of VNGP, L.P. with a subsidiary of Energy occurred at the beginning of each respective year.

Consolidated Results

     The Company reported net income of $4.2 million or $.03 per share for the second quarter of 1994 compared to $24.7 million or $.56 per share for the second quarter of 1993. For the first six months of 1994, net income was $10.5 million or $.16 per share compared to $40.3 million or $.92 per share for the first six months of 1993. The decrease in net income and earnings per share for the current quarter and year-to-date periods was due primarily to a decrease in equity in earnings of the Partnership, an increase in net interest expense and a decrease in operating income. Earnings per share were also reduced by an increase in preferred stock dividend requirements resulting from the issuance in the first quarter of 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock. See Note 2 of Notes to Consolidated Financial Statements.

     Operating revenues increased $95.1 million or 30% and $80.6 million or 13% during the second quarter and first six months of 1994, respectively, compared to the same periods in 1993 due primarily to the inclusion in the 1994 periods of operating revenues for the month of June 1994 attributable to the Partnership which was merged with the Company effective May 31, 1994, and to a lesser extent to increases in operating revenues from refining and marketing operations which are explained below under "Segment Results." The increases attributable to these factors were partially offset by decreases in natural gas sales and transportation revenues from certain of the Company's natural gas distribution operations which were sold in the latter half of 1993.

     Operating income decreased $8 million or 21% and $7.1 million or 11% during the second quarter and first six months of 1994, respectively, compared to the same periods in 1993 due primarily to a decrease in operating income from refining and marketing operations as explained below. This decrease was partially offset by the inclusion of $8.4 million of Partnership operating income for the month of June 1994 resulting from the May 31, 1994 merger. Operating income further benefitted from a decrease in corporate expenses, net, due primarily to the recognition in income in the 1994 periods of the $6.7 million remaining balance of deferred management fees resulting from the merger. Such fees were recorded upon the formation of the Partnership in March 1987 and were being amortized to income over the ten-year period during which Valero Natural Gas Company agreed not to withdraw as general partner of VNGP, L.P.

     The Company's equity in losses of the Partnership for the second quarter and first six months of 1994 were $10 million and $16.2 million, respectively, compared to equity in earnings of $4.6 million and $8 million for the same periods in 1993. Included in the 1994 amounts was the Company's approximate 49% equity interest in the $14 million cost of a settlement among the Company, the Partnership and the City of Houston regarding a franchise fee dispute. See Note 7 of Notes to Consolidated Financial Statements. The Company's equity in losses of the Partnership for the 1994 periods includes the Company's effective equity interest in the Partnership's operations for the periods prior to the merger on May 31, 1994. See "Segment Results" below for a discussion of the Company's natural gas and natural gas liquids operations.

     Net interest and debt expense increased $9.2 million and $13.5 million during the second quarter and first six months of 1994, respectively, compared to the same periods in 1993 due primarily to decreases in capitalized interest resulting from the placing in service in the second quarter of 1993 of the Refinery's butane upgrade facility, and the inclusion in the 1994 amounts of interest expense attributable to the Partnership for the month of June 1994. Income tax expense decreased in the 1994 second quarter and year-to-date periods compared to the same periods in 1993 due primarily to lower pre-tax income.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $8.9 million, or 3%, during the second quarter of 1994 compared to the same period in 1993 due primarily to a 16% increase in average daily sales volumes partially offset by a 10% decrease in the average sales price per barrel. Sales and throughput volumes increased as a result of the placing in service of the Refinery's butane upgrade facility and other Refinery units during the second and fourth quarters of 1993, respectively. Although the average sales price per barrel in the second quarter of 1994 still remained below second quarter 1993 levels, such price improved compared to the first quarter of 1994 as a result of rising crude oil and refined product prices.

     Operating income from the Company's refining and marketing operations decreased $21.8 million, or 57%, during the second quarter of 1994 compared to the same period in 1993 due primarily to a decrease in throughput margins resulting from lower refined product prices as noted above and narrower discounts for the Company's residual oil feedstocks, more than offsetting a 9% increase in average daily throughput volumes. The Refinery's average throughput margin per barrel, before operating costs and depreciation expense, decreased from $6.94 during the second quarter of 1993 to $4.95 for the second quarter of 1994.
Refining and marketing operating income was also reduced by an increase in depreciation expense due to the placing in service of various Refinery assets in 1993 described above.

     Operating revenues from the Company's refining and marketing operations increased $7.1 million, or 1%, during the first six months of 1994 compared to the same period in 1993 as a 15% increase in average daily sales volumes was mostly offset by a 12% decrease in the average sales price per barrel. Operating income decreased $15.7 million, or 26%, during the first six months of 1994 compared to the same period in 1993 primarily due to a decrease in throughput margins and an increase in depreciation expense and other operating costs resulting from the above noted placing in service of various Refinery units in 1993. Operating costs per barrel decreased, however, due to a 14% increase in average daily throughput volumes. The Refinery's average throughput margin per barrel decreased from $6.47 during the first six months of 1993 to $5.50 for the first six months of 1994.

  Natural Gas

     Pro forma operating income from the Company's natural gas operations decreased $18.4 million, or 93%, during the second quarter of 1994 compared to the same period in 1993 due to an increase in operating and general expenses, lower gas sales margins and reduced fixed cost recoveries. Operating and general expenses increased due primarily to the City of Houston settlement discussed above. Gas sales margins were lower for the special marketing programs due primarily to a $7 million decrease in income generated by the Market Center Services Program and the return to service of the South Texas Project nuclear plant ("STP") during the 1994 second quarter. VT, L.P.'s fixed cost recoveries, principally related to gas gathering costs, decreased as the result of a customer audit settlement effective July 1, 1993. The decreases in operating income resulting from these factors were partially offset by an increase in income from new term sales business generated during the latter part of 1993 in connection with the implementation of FERC Order 636. Transportation revenues were essentially flat in the second quarter of 1994 compared to the 1993 period as a 14% increase in average transportation fees was largely offset by a 12% decrease in average daily transportation volumes. The increase in average transportation fees was due primarily to higher fees received on existing transportation business and reduced deliveries to PEMEX at below-average rates, while the decrease in average transportation volumes resulted from the expiration of certain contracts, reduced deliveries to PEMEX and decreased gas shrinkage volumes transported for the Company's NGL operations.

     Pro forma operating income from the Company's natural gas operations decreased $23.3 million, or 71%, during the first six months of 1994 compared to the same period in 1993 due to the factors noted above, partially offset by an increase in transportation revenues. Average transportation fees for the first six months of 1994 increased 15% compared to the same period in 1993, more than offsetting a 6% decrease in transportation volumes.

  Natural Gas Liquids

     Pro forma operating income from the Company's NGL operations decreased $3.9 million, or 29%, during the second quarter of 1994 compared to the same period in 1993 due to a 14% decrease in the average NGL market price and an increase in transportation and fractionation expense, partially offset by a decrease in fuel and shrinkage costs resulting from a 13% decrease in the average cost of natural gas and lower operating and general expenses. Although NGL market prices in the second quarter of 1994 still remained below second quarter 1993 levels, such prices improved compared to the first quarter of 1994 as a result of rising crude oil and refined product prices. Average natural gas costs decreased as a result of milder weather experienced during a majority of the second quarter of 1994, higher industry-wide natural gas storage inventories and the return to service of the STP during the 1994 second quarter.

     Pro forma NGL operating income decreased $21 million, or 67%, during the first six months of 1994 compared to the same period in 1993 due to the factors noted above and a decrease in third party transportation and fractionation volumes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities totalled $19.9 million during the first half of 1994 compared to $57.6 million during the first half of 1993. The decrease in 1994 from 1993 was due primarily to the decrease in income described above under "Results of Operations" and an increase in refining and marketing working capital requirements. During the 1994 period, the Company utilized the cash provided by its operating activities, additional bank borrowings and cash distributions received from the Partnership prior to the merger to fund capital expenditures and investments in joint ventures, to pay common and preferred stock dividends and to make principal escrow payments under the Partnership's First Mortgage Notes.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Company used a portion of the approximate $168 million proceeds from its March 1994 Convertible Preferred Stock issuance to fund the acquisition of the publicly traded Common Units of VNGP, L.P. and to pay expenses of the acquisition. The remaining proceeds were used to reduce bank borrowings.

     As described in Note 6 of Notes to Consolidated Financial Statements, Energy's unsecured $250 million revolving bank credit and letter of credit facility became effective on May 31, 1994, replacing all of the Company's and the Partnership's then existing committed bank credit facilities. As of June 30, 1994, Energy had approximately $113 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also currently has $75 million of unsecured short-term credit lines, no more than $50 million of which may be outstanding at any one time, which are unrestricted as to use but which, if used, reduce the availability under the $250 million credit facility. As of June 30, 1994, no amounts were outstanding under these short-term lines. Energy's new revolving bank credit and letter of credit facility (which is the most restrictive of the Company's various financing agreements) contains various restrictive covenants, including restrictions on its ability to pay dividends and make certain other "restricted payments." The Company was in compliance with all of the restrictive covenants under this facility at June 30, 1994, and under the most restrictive of such covenants had the ability to pay approximately $46 million in common and preferred stock dividends and other restricted payments.

     For total year 1994, the Company currently expects to expend approximately $115 million for capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, $37.4 million of which was expended during the first half of 1994. The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank market, to fund its current and ongoing operating requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Garcia, et al. v. Coastal Chemical Company, Inc., Valero Refining Company, Javelina Company, et al., 347th Judicial District Court, Nueces County, Texas (filed August 31, 1993). This action was brought by certain residents of the Oak Park Triangle area of Corpus Christi, Texas, against several defendants including VRC. All named defendants are either refiners or gas processors having facilities located at or near Up River Road in Corpus Christi. Plaintiffs allege in general terms damages resulting from ground water contamination and air pollution allegedly caused by the operations of the defendants. On August 5, 1994, VRC was dismissed from this lawsuit by order of the court.

     Harding, et al. v. Browning-Ferris Industries, Inc., Valero Refining Company, et al., 229th State District Court, Duval County, Texas (filed March 1, 1994). VRC was added as a defendant in this case by service dated June 10, 1994. The several named plaintiffs, residents of San Patricio County, Texas, brought suit against numerous defendants whom the plaintiffs allege are either owners or operators of a landfill site in San Patricio County, or generators of hazardous wastes accepted into the landfill. VRC is named as a "generator" of hazardous wastes accepted into the landfill. The plaintiffs claim that hazardous wastes escaped from the landfill and were released into the surrounding ground, water and air, allegedly causing damages including bodily injury, emotional distress, costs for medical monitoring and devaluation of property. The plaintiffs seek an unspecified amount of actual and punitive damages.

     NationsBank of Texas, N.A., Trustee of The Charles Gilpin Hunter Trust, et al. v. Coastal Oil & Gas Corporation, Valero Transmission Company, et al., 160th State District Court, Dallas County, Texas (filed February 2, 1993). In a lawsuit filed in 1988, certain plaintiffs alleged that defendants Coastal Oil & Gas Corporation ("Coastal") and Energy, VTC, VNGP, L.P., Valero Management Partnership, L.P. and VT, L.P. (the "Valero Defendants") were liable for failure to take minimum quantities of gas, failure to make take-or-pay payments and other breach of contract and breach of fiduciary duty claims. This lawsuit was settled on terms immaterial to the Valero Defendants, and the parties agreed to a dismissal of the lawsuit. However, in February 1993, NationsBank of Texas, N.A., as trustee for certain trusts, filed a separate suit against all prior defendants, substantially adopting the allegations and claims of the original litigation. In June 1994, the parties executed a settlement agreement with respect to this lawsuit on terms immaterial to the Company.

     Valero Energy Corporation, et al. v. M.W. Kellogg Company, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In the Company's suit against the defendants, the Company asserted breach of contract and warranty claims, Deceptive Trade Practices Act ("DTPA") claims, and negligence, fraud and other common law claims. The Company claimed actual damages in excess of $165 million plus exemplary damages, statutory penalties, attorneys' fees and costs of court. In 1991, the court entered judgment granting the motions for summary judgment of defendants Kellogg and Ingersoll-Rand with respect to the contract and DTPA claims, and entered a take nothing judgment against the Company. In 1993, the Company appealed the trial court's decision to the Thirteenth Court of Appeals, Corpus Christi, Texas, which affirmed the trial court's decision. The Texas Supreme Court denied the Company's application for writ of error, and in May 1994 denied the Company's motion for rehearing. The trial court has scheduled a conference for August 25, 1994, to consider the status of remaining claims of the Company and to consider claims asserted by the defendants against the Company for attorneys' fees and costs.

     In re Valero Natural Gas Partners, L.P. Litigation, Consolidated Civil Action No. 13194, Court of Chancery, New Castle County, Delaware (first suit filed October 15, 1993; all suits consolidated November 23, 1993). Seven lawsuits were filed in the Delaware Court of Chancery for New Castle County (the "Chancery Court") in response to the announcement of Energy's proposal to acquire the publicly traded Common Units of VNGP, L.P. pursuant to a proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy. In December 1993, attorneys representing the plaintiffs entered into a memorandum of understanding with Energy and VNGP, L.P. pursuant to which the attorneys agreed to recommend that the Chancery Court approve a settlement of the litigation. The settlement was approved by the Chancery Court on May 31, 1994. The settlement did not require a material payment by the Company.

     Ventura, et al. v. Valero Refining Company, 105th State District Court, Nueces County, Texas (filed June 17, 1994). A lawsuit was filed against VRC by certain residents of the Mobile Estate subdivision located near the Refinery in Corpus Christi, Texas, alleging that air, soil and water in the subdivision have been contaminated by emissions of allegedly hazardous chemicals and toxic hydrocarbons produced by VRC. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. The plaintiffs seek certification as a class and an unspecified amount of damages, based on an alleged diminution in the value of their property, loss of use and enjoyment of property, emotional distress and other costs.

     White, et al. v. Coastal Javelina, Inc., Valero Energy Corporation, et al., 94th State District Court, Nueces County, Texas (filed November 27, 1991). Plaintiffs, as owners of real property near the Javelina Plant, alleged that the operation and maintenance of the Javelina Plant interfered with the use and enjoyment of their property and caused depreciation in the value of their property and other damages. In June 1994, the parties executed a settlement agreement with respect to this lawsuit on terms immaterial to the Company.

     City of Houston Claim. Beginning in a letter dated September 1, 1993, from the City of Houston to VTC, the City asserted certain claims against VTC under the franchise agreement between the City and VTC. VTC is the general partner of VT, L.P. The franchise agreement was assumed by VT, L.P. upon formation of the Partnership in 1987. The City claimed that VTC owed to the City approximately $13.5 million in franchise fees and accrued interest thereon, and an additional $18 million in damages related to the City's allegations that VTC engaged in unauthorized activities under the franchise agreement by transmitting gas for resale and by transporting gas for third parties on the franchised premises. On June 1, 1994, the parties executed a settlement agreement with respect to the City's claims pursuant to which VT, L.P. agreed to pay approximately
$14 million to the City by January 1, 1996. VT, L.P. paid an initial installment of approximately $5.5 million on June 1, 1994. VT, L.P. will pay approximately $4.2 million to the City on January 1, 1995, with a final installment of approximately $4.2 million payable on January 1, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

     Energy's Annual Meeting of Stockholders was held on April 28, 1994. Matters voted upon at the meeting and the results thereof included (i) a proposal to ratify the appointment of Arthur Andersen & Co. as independent public accountants (approved with 39,256,949 affirmative votes, 109,538 negative votes, and 92,695 abstentions); and (ii) a proposal to elect the following Class II directors to serve until 1997: Edward C. Benninger (approved with 39,315,845 affirmative votes, and 143,337 abstentions); A. Ray Dudley (approved with 39,317,861 affirmative votes, and 141,321 abstentions); and James L. Johnson (approved with 39,317,865 affirmative votes, and 141,317 abstentions). There were no broker non-votes with respect to the matters voted upon at the Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

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

 (b)  Reports on Form 8-K.

 A report on Form 8-K dated May 31, 1994, was filed electronically on June 2, 1994, reporting Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits, in connection with the merger of Valero Natural Gas Partners, L.P. with a wholly owned subsidiary of Energy on May 31, 1994. The following financial statements were filed in connection with Item 7. of the Form 8-K:


 (1)  The following Consolidated Financial Statements of
      Valero Natural Gas Partners, L.P.:

 Audited Financial Statements
 Consolidated Balance Sheets -- December 31, 1993 and 1992 Consolidated Statements of Income -- For the Years Ended
   December 31, 1993, 1992 and 1991
 Consolidated Statements of Partners' Capital -- For the Years
   Ended December 31, 1993, 1992 and 1991
 Consolidated Statements of Cash Flows -- For the Years Ended
   December 31, 1993, 1992 and 1991
 Notes to Consolidated Financial Statements

 Unaudited Financial Statements
 Consolidated Balance Sheets -- March 31, 1994 and
   December 31, 1993 (audited)
 Consolidated Statements of Income -- For the Three Months
   Ended March 31, 1994 and 1993
 Consolidated Statements of Partners' Capital -- For the Three
   Months Ended March 31, 1994 and 1993
 Consolidated Statements of Cash Flows -- For the Three Months
   Ended March 31, 1994 and 1993
 Notes to Consolidated Financial Statements

 (2)  The following pro forma information of Valero Energy
      Corporation and its consolidated subsidiaries:

 Pro Forma Condensed Consolidated Balance Sheet --
   March 31, 1994
 Pro Forma Consolidated Statement of Income -- For the Three
   Months Ended March 31, 1994
 Pro Forma Consolidated Statement of Income -- For the Year
   Ended December 31, 1993
 Notes to Pro Forma Condensed Consolidated Financial
   Statements

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

Date:  August 11, 1994