Form 10-Q
period 1994-09-30
VALERO ENERGY CORP
filed 1994-11-14
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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

                       Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of October 31, 1994.

                                            Number of
                                              Shares
         Title of Class                    Outstanding

   Common Stock, $1 Par Value               43,413,035

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1994 and
    December 31, 1993. . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three Months
    Ended and Nine Months Ended September 30, 1994 and 1993.

  Consolidated Statements of Cash Flows - For the Nine
    Months Ended September 30, 1994 and 1993 . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .

                                                     PART I - FINANCIAL INFORMATION
                                               VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Thousands of Dollars)

                                                                        September 30,
                                                                           1994         December 31,
                                                                        (Unaudited)         1993
                     ASSETS


CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . .        $    9,730      $    7,252
  Cash held in debt service escrow . . . . . . . . . . . . . . .            15,178            -
  Receivables, less allowance for doubtful accounts of
    $2,684 (1994) and $359 (1993). . . . . . . . . . . . . . . .           202,023          64,521
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           170,880         113,384
  Current deferred income tax assets . . . . . . . . . . . . . .            13,494          12,304
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            23,924          38,025
                                                                           435,229         235,486
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $45,797 (1994)
  and $10,158 (1993), at cost. . . . . . . . . . . . . . . . . .         2,575,508       1,640,136
    Less:  Accumulated depreciation. . . . . . . . . . . . . . .           507,330         346,570
                                                                         2,068,178       1,293,566
INVESTMENT IN AND LEASES RECEIVABLE FROM
  VALERO NATURAL GAS PARTNERS, L.P.. . . . . . . . . . . . . . .            -              130,557

INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,362          28,343

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . .           114,229          76,485

                                                                        $2,647,998      $1,764,437

See Notes to Consolidated Financial Statements.


                                                     PART I - FINANCIAL INFORMATION
                                               VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                         (Thousands of Dollars)

                                                                        September 30,
                                                                           1994         December 31,
                                                                        (Unaudited)         1993
        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . .        $   62,230      $   28,737
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           255,760          90,994
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . .            12,053           5,063
  Other accrued expenses . . . . . . . . . . . . . . . . . . . .            34,314          28,233
                                                                           364,357         153,027

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . .           954,705         485,621

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .           240,806         232,564

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . .            58,731          37,128

REDEEMABLE PREFERRED STOCK, SERIES A . . . . . . . . . . . . . .            13,800          13,800

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized:
     Redeemable Preferred Stock, Series A, issued 1,150,000
        shares, outstanding 138,000 (1994 and 1993) shares . . .             -               -
     $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1994) and -0- (1993) shares ($172,500
        aggregate involuntary liquidation value) . . . . . . . .             3,450           -
  Common stock, $1 par value - 75,000,000 shares authorized;
     issued 43,400,460 (1994) and 43,391,685 (1993) shares . . .            43,400          43,392
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           535,207         371,303
  Unearned Valero Employees' Stock Ownership Plan
     Compensation. . . . . . . . . . . . . . . . . . . . . . . .           (13,906)        (15,958)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           447,448         446,931
  Treasury stock, -0- (1994) and 145,119 (1993)
     common shares, at cost. . . . . . . . . . . . . . . . . . .             -              (3,371)
                                                                         1,015,599         842,297

                                                                        $2,647,998      $1,764,437

See Notes to Consolidated Financial Statements.


                                               VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                            (Thousands of Dollars, Except Per Share Amounts)
                                                              (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                     1994       1993            1994         1993


OPERATING REVENUES . . . . . . . . . . . . . . .   $577,429   $323,389        $1,274,849   $940,223

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .    471,346    245,346         1,019,726    712,481
  Operating expenses . . . . . . . . . . . . . .     37,686     31,260            96,962     92,649
  Depreciation expense . . . . . . . . . . . . .     25,242     16,320            59,352     41,859
    Total. . . . . . . . . . . . . . . . . . . .    534,274    292,926         1,176,040    846,989

OPERATING INCOME . . . . . . . . . . . . . . . .     43,155     30,463            98,809     93,234

EQUITY IN EARNINGS (LOSSES) OF AND
  INCOME FROM VALERO NATURAL GAS
  PARTNERS, L.P. . . . . . . . . . . . . . . . .       -         5,953           (10,698)    20,528

GAIN ON DISPOSITION OF ASSETS AND
  OTHER INCOME, NET. . . . . . . . . . . . . . .      1,274      7,294               794      7,245

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . .    (25,443)   (12,257)          (53,814)   (37,640)
  Capitalized. . . . . . . . . . . . . . . . . .        748        635             1,548     11,915

INCOME BEFORE INCOME TAXES . . . . . . . . . . .     19,734     32,088            36,639     95,282

INCOME TAX EXPENSE . . . . . . . . . . . . . . .      7,200     20,800            13,600     43,700

NET INCOME . . . . . . . . . . . . . . . . . . .     12,534     11,288            23,039     51,582
  Less:  Preferred stock dividend requirements .      2,989        318             6,510        953

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . .   $  9,545   $ 10,970        $   16,529   $ 50,629

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . .   $    .22   $    .26        $      .38   $   1.18

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . .     43,387     43,110            43,352     43,074

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . .   $    .13   $    .11        $      .39   $    .33

See Notes to Consolidated Financial Statements.


                                               VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Thousands of Dollars)
                                                              (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            1994            1993


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  23,039       $ 51,582
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . .       59,352         41,859
      Amortization of deferred charges and other, net. . . . . . . . .       14,092         16,735
      Gain on disposition of assets, net of other
        nonoperating charges . . . . . . . . . . . . . . . . . . . . .         -            (7,842)
      Changes in current assets and current liabilities. . . . . . . .      (78,142)       (14,993)
      Deferred income tax expense. . . . . . . . . . . . . . . . . . .        8,900         26,600
      Equity in (earnings) losses of Valero Natural Gas
        Partners, L.P. in excess of distributions. . . . . . . . . . .       16,179         (6,478)
      Changes in deferred items and other, net . . . . . . . . . . . .         (616)        (6,273)
        Net cash provided by operating activities. . . . . . . . . . .       42,804        101,190

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions. . . . . . . . . . . . . . . . . . . . . . . . . .      (46,469)       (86,125)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . .       (3,930)        (7,734)
  Investment in and advances to joint ventures, net. . . . . . . . . .       (3,632)        (5,098)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . . . .     (124,264)          -
  Distributions from Valero Natural Gas Partners, L.P. . . . . . . . .        2,789           -
  Dispositions of property, plant and equipment. . . . . . . . . . . .        4,290         31,493
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,068            524
    Net cash used in investing activities. . . . . . . . . . . . . . .     (170,148)       (66,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . . . . .       12,600         22,500
  Long-term debt reduction . . . . . . . . . . . . . . . . . . . . . .      (15,000)       (15,000)
  Increase in short-term bank lines. . . . . . . . . . . . . . . . . .         -             3,300
  Increase in cash held in debt service escrow for principal . . . . .      (15,178)          -
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . .      (16,910)       (14,214)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . .       (5,612)          (953)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . . . .      167,878           -
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . .        2,044          1,726
    Net cash provided by (used in) financing activities. . . . . . . .      129,822         (2,641)

NET INCREASE IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . .        2,478         31,609

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .        7,252          8,174

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   9,730       $ 39,783

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

     As a result of the Merger, the Company changed its method of accounting for its investment in VNGP, L.P. and its consolidated subsidiaries, collectively referred to herein as the "Partnership," from the equity method to the full consolidation method of accounting as of May 31, 1994. The acquisition has been accounted for as a purchase. The consolidated statements of income of the Company for the three months and nine months ended September 30, 1994 and 1993, reflect the Company's effective equity interest of approximately 49% in the Partnership's operations for periods prior to and including May 31, 1994, and reflect 100% of the Partnership's operations thereafter.

          The following unaudited pro forma financial information of Valero Energy Corporation and subsidiaries assumes that the above described transactions occurred at the beginning of each period presented. Such pro forma information is not necessarily indicative of the results of future operations.

                                                                  Nine Months Ended September 30,
                                                                       1994           1993
                                                                   (Thousands of dollars, except
                                                                         per share amounts)


       Operating revenues. . . . . . . . . . . . . . . . . . . .     $1,771,391     $1,710,766
       Operating income. . . . . . . . . . . . . . . . . . . . .         98,827        160,997
       Net income. . . . . . . . . . . . . . . . . . . . . . . .         15,546         58,074
       Net income applicable to common stock . . . . . . . . . .          6,579         49,035
       Earnings per share of common stock. . . . . . . . . . . .            .15           1.13


Note 3

   Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current maturities of long-term debt and short-term bank lines. Also excluded are the Partnership's current assets and current liabilities as of the acquisition date (see Note 2). Changes in the Company's current assets and current liabilities are shown in the following table as an (increase) decrease in current assets and an increase (decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired and whose carrying amounts approximate fair value. (Dollars in thousands.)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             1994            1993


     Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . .     $(34,070)       $ 13,786
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,761)        (11,565)
     Current deferred income tax assets. . . . . . . . . . . . . . . .       (1,190)         (4,941)
     Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .       16,420            (205)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      (30,229)        (17,320)
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .       (3,739)          4,619
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .          427             633
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(78,142)       $(14,993)


     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               1994           1993


     Interest (net of amount capitalized of $1,548 (1994)
        and $11,915 (1993)). . . . . . . . . . . . . . . . . . . . . .       $55,108        $20,167
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         4,957         15,555


Note 4

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $23 million at September 30, 1994. Natural gas in underground storage and natural gas liquids ("NGLs") are carried principally at weighted average cost not in excess of market. Inventories as of September 30, 1994 and December 31, 1993 were as follows (in thousands):

                                                                        September 30,   December 31,
                                                                            1994            1993


     Refinery feedstocks . . . . . . . . . . . . . . . . . . . .         $ 90,330       $ 81,117
     Refined products and blendstocks. . . . . . . . . . . . . .           40,275         32,267
     Natural gas in underground storage. . . . . . . . . . . . .           33,509          -
     Natural gas liquids . . . . . . . . . . . . . . . . . . . .            6,766          -
                                                                         $170,880       $113,384


     Refinery feedstock and refined product and blendstock inventory volumes totalled 9.1 million barrels ("MMbbls") and
8.1 MMbbls at September 30, 1994 and December 31, 1993, respectively. Natural gas volumes in underground storage and in third-party storage facilities totalled approximately 10.4 trillion British thermal units ("TBtus") at September 30, 1994.

Note 5

   Price Risk Management Activities

     The Company enters into various exchange-traded and other financial instrument contracts with third parties to hedge the purchase costs and sales prices of inventories, operating margins and certain anticipated purchases of natural gas to be consumed in operations. Recognition of changes in the market value of such contracts is deferred until the gain or loss is recognized on the hedged transaction. The Company also enters into a limited amount of contracts that are not specific hedges, and gains or losses resulting from changes in the market value of these contracts are recognized in income currently. As of September 30, 1994, the Company had outstanding contracts for natural gas with notional or contract volumes totalling approximately 18.3 TBtus for which the Company is the fixed price payor and 36.4 TBtus for which the Company is the fixed price receiver. These contracts run for a period of one to eighteen months. As of September 30, 1994, the Company also had outstanding contracts for refinery feedstocks and refined products with notional or contract volumes totalling 3.2 MMbbls for which the Company is the fixed price payor and 10.4 MMbbls for which the Company is the fixed price receiver. These contracts run for a period of one to twelve months. As of December 31, 1993, such amounts were 2.7 MMbbls and 2.6 MMbbls, respectively.

Note 6

   Bank Credit Agreement

     Effective September 30, 1994, Energy amended its unsecured $250 million revolving bank credit and letter of credit facility which is available for working capital and general corporate purposes. The bank credit facility originally became effective upon the consummation of the Merger on May 31, 1994 and replaced Valero Refining Company's ("VRC") $160 million secured revolving credit facility, Energy's $30 million unsecured revolving credit facility, and all of the Partnership's committed unsecured revolving credit facilities. Among other things, the amendment to the bank credit facility reduced the interest rate on LIBOR advances, reduced commitment and utilization fees, eliminated sublimits for direct advances and letters of credit, eliminated scheduled commitment reductions and extended the facility's expiration date to September 30, 1997. Borrowings under the amended facility bear interest, at the Company's option, at LIBOR plus .75% or at the agent bank's prime rate. The Company is charged various fees, including commitment fees on the unutilized portion, and various letter of credit and facility fees. The bank credit facility contains covenants limiting Energy's ability to make certain "restricted payments," including dividend payments on and purchases, redemptions or exchanges of its capital stock, to make certain "restricted disbursements," including the restricted payments described above plus capital expenditures and certain capital investments, and to make advances and capital contributions to the Partnership. The facility also contains covenants which require Energy to maintain a minimum consolidated working capital and net worth and also contains various financial tests including debt-to-capitalization, fixed charge and earnings coverage ratios. The Company was in compliance with all such restrictive covenants as of September 30, 1994.

Note 7

   Litigation and Contingencies

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract and numerous other contract and tort claims. The plaintiff alleges actual damages of approximately $9.7 million and punitive damages of $45.5 million. The defendants' motion to transfer venue from Duval County, Texas to Bexar County, Texas was denied.

     In 1987, Valero Transmission, L.P. ("VT, L.P.") and a producer from whom VT, L.P. has purchased natural gas entered into an agreement resolving certain take-or-pay issues between the parties in which VT, L.P. agreed to pay one-half of certain excess royalty claims arising after the date of the agreement. The royalty owners of the producer completed an audit of the producer and have presented to the producer a claim for additional royalty payments in the amount of approximately $17.3 million, and accrued interest thereon of approximately $19.8 million. Approximately $8 million of the royalty owners' claim, excluding interest, accrued after the effective date of the agreement between the producer and VT, L.P. The producer and VT, L.P. are reviewing the royalty owners' claims. VT, L.P. has received no indication that any lawsuit has been filed by the royalty owners. The Company believes that various defenses may reduce or eliminate any liability of VT, L.P. to the producer in this matter.

     Valero Transmission Company ("VTC") and one of its gas suppliers are parties to various gas purchase contracts assigned to and assumed by VT, L.P. upon formation of the Partnership in 1987. The supplier is also a party to a series of gas purchase contracts between the supplier, as buyer, and certain trusts, as seller. In 1989, the trusts brought suit against the supplier, alleging breach of various minimum take, take-or-pay and other contractual provisions, and asserting a statutory nonratability claim. In the trusts' claims against the supplier, the trusts seek alleged actual damages, including interest, of approximately $30 million. Neither VTC nor VT, L.P. was originally a party to the lawsuit. However, because of the relationship between VTC's contracts with the supplier and the supplier's contracts with the trusts, and in order to resolve existing and potential disputes, the supplier, VTC and VT, L.P. agreed in March 1991 to cooperate in the conduct of the litigation, and agreed that VTC and VT, L.P. will bear a substantial portion of the costs of any appeal and any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled on the trusts' motion for summary judgment, finding that as a matter of law the three gas purchase contracts at issue were fully binding and enforceable, the supplier breached the minimum take obligations under one of the contracts, the supplier is not entitled to claimed offsets for gas purchased by third parties and the "availability" of gas for take-or-pay purposes is established solely by the delivery capacity testing procedures in the contracts. Damages, if any, were not determined. On
April 15, 1994, the trusts named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to the lawsuit, alleging that the Valero Defendants maliciously interfered with the trusts' contracts with the supplier. In the trusts' claim against the Valero Defendants, the trusts seek unspecified actual and punitive damages. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. The case has been tentatively set for trial on May 8, 1995.

     In June 1994, VRC was added as a defendant in a lawsuit filed by several hundred plaintiffs who are residents of San Patricio County, Texas. The suit was brought against numerous defendants whom the plaintiffs allege are either owners or operators of a landfill site in San Patricio County, or generators of hazardous wastes accepted into the landfill. VRC is named as a "generator" of hazardous wastes accepted into the landfill. The plaintiffs claim that hazardous wastes escaped from the landfill and were released into the surrounding ground, water and air, allegedly causing damages including bodily injury, emotional distress, costs for medical monitoring and devaluation of property. The plaintiffs seek an unspecified amount of actual and punitive damages.

     A lawsuit was filed against VRC in June 1994 by certain residents of the Mobile Estate subdivision located near VRC's specialized petroleum refinery (the "Refinery") in Corpus Christi, Texas, alleging that air, soil and water in the subdivision have been contaminated by emissions of allegedly hazardous chemicals and toxic hydrocarbons produced by VRC. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. The plaintiffs seek certification as a class and an unspecified amount of damages, based on an alleged diminution in the value of their property, loss of use and enjoyment of property, emotional distress and other costs.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Merger of VNGP, L.P. with a wholly owned subsidiary of Energy was consummated on May 31, 1994. As a result of the Merger, all of the outstanding Common Units of VNGP, L.P. are held by the Company and VNGP, L.P. has become a wholly owned subsidiary of Energy. The accompanying consolidated statements of income of the Company for the three months and nine months ended September 30, 1994 and 1993, include the Company's approximate 49% effective equity interest in the Partnership's operations for all periods prior to and including May 31, 1994 and include 100% of the Partnership's operations thereafter. However, the discussion of the Company's natural gas and natural gas liquids operations which follows includes 100% of the Partnership's operations rather than only the Company's effective interest in the Partnership's operating results. Such discussion is based on pro forma operating results assuming that the Merger of VNGP, L.P. with a subsidiary of Energy occurred at the beginning of 1994 and 1993, respectively.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended and nine months ended September 30, 1994 and 1993. The 1993 amounts of operating revenues and operating income (loss) by segment have been restated to conform to the 1994 segment presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                             Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                              1994      1993           1994      1993


OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . .       $288,738  $274,298     $  820,425  $798,869
  Natural gas<F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . .        197,842    15,594        265,060    37,841
    Transportation . . . . . . . . . . . . . . . . . .         16,450       916         22,011     3,130
  Natural gas liquids<F1>. . . . . . . . . . . . . . .        115,080    13,001        176,778    42,354
  Other operations . . . . . . . . . . . . . . . . . .            102    21,311         42,608    63,416
  Intersegment eliminations. . . . . . . . . . . . . .        (40,783)   (1,731)       (52,033)   (5,387)
    Total. . . . . . . . . . . . . . . . . . . . . . .       $577,429  $323,389     $1,274,849  $940,223

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . .       $ 28,337  $ 31,605     $   73,512  $ 92,465
  Natural gas<F1>. . . . . . . . . . . . . . . . . . .          9,688       274         15,055     2,831
  Natural gas liquids<F1>. . . . . . . . . . . . . . .         13,550     2,317         20,351     8,611
  Corporate expenses, net. . . . . . . . . . . . . . .         (8,420)   (3,733)       (10,109)  (10,673)
      Total. . . . . . . . . . . . . . . . . . . . . .       $ 43,155  $ 30,463     $   98,809  $ 93,234

Equity in earnings (losses) of Valero Natural Gas
  Partners, L.P.<F2> . . . . . . . . . . . . . . . . .       $   -     $  2,637     $  (16,179) $ 10,635
Gain on disposition of assets and other income, net. .       $  1,274  $  7,294     $      794  $  7,245
Interest and debt expense, net . . . . . . . . . . . .       $ 24,695  $ 11,622     $   52,266  $ 25,725
Net income . . . . . . . . . . . . . . . . . . . . . .       $ 12,534  $ 11,288     $   23,039  $ 51,582
Net income applicable to common stock. . . . . . . . .       $  9,545  $ 10,970     $   16,529  $ 50,629
Earnings per share of common stock . . . . . . . . . .       $    .22  $    .26     $      .38  $   1.18

PRO FORMA OPERATING INCOME (LOSS)<F3>:
  Refining and marketing . . . . . . . . . . . . . . .       $ 28,337  $ 31,605     $   73,512  $ 92,465
  Natural gas. . . . . . . . . . . . . . . . . . . . .          9,688    20,422         19,153    53,152
  Natural gas liquids. . . . . . . . . . . . . . . . .         13,550     7,699         24,078    39,249
  Corporate expenses, net. . . . . . . . . . . . . . .         (8,420)   (8,190)       (17,916)  (23,869)
      Total. . . . . . . . . . . . . . . . . . . . . .       $ 43,155  $ 51,536     $   98,827  $160,997

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . .            150       140            148       133
    Average throughput margin per barrel . . . . . . .       $   5.79  $   6.52     $     5.60  $   6.49
    Sales volumes (Mbbls per day). . . . . . . . . . .            133       140            141       130

  Natural gas<F3>:
    Gas volumes (BBtu per day):
      Sales. . . . . . . . . . . . . . . . . . . . . .          1,112     1,179          1,160     1,141
      Transportation . . . . . . . . . . . . . . . . .          1,731     1,792          1,659     1,754
        Total gas volumes. . . . . . . . . . . . . . .          2,843     2,971          2,819     2,895
    Average gas sales price per MMBtu. . . . . . . . .       $   1.93  $   2.35     $     2.14  $   2.31
    Average gas transportation fee per MMBtu . . . . .       $   .103  $   .108     $     .109  $   .100

  Natural gas liquids<F3>:
    Plant production (Mbbls per day) . . . . . . . . .           81.3      77.9           79.2      77.6
    Average market price per gallon. . . . . . . . . .       $   .276  $   .279     $     .265  $   .302
    Average gas cost per MMBtu . . . . . . . . . . . .       $   1.61  $   2.02     $     1.82  $   1.95

<F1>
Includes the operations of the Partnership commencing
June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership for the periods prior to June 1, 1994.

<F3>
Pro forma operating income (loss) and operating statistics for the natural gas and natural gas liquids segments as presented herein assume that the Merger of VNGP, L.P. with a subsidiary of Energy occurred at the beginning of each respective year.


Consolidated Results

     The Company reported net income of $12.5 million or $.22 per share for the third quarter of 1994 compared to $11.3 million or $.26 per share for the same period in 1993. For the first nine months of 1994, net income was $23 million or $.38 per share compared to $51.6 million or $1.18 per share for the same period in 1993. The increase in net income for the third quarter was due to a decrease in income tax expense and an increase in operating income, mostly offset by an increase in net interest expense, the gain on disposition of the Company's natural gas distribution operations during the third quarter of 1993 and a decrease in equity in earnings of the Partnership. The decrease in net income for the year-to-date period was primarily due to the decrease in equity in earnings of the Partnership, increase in net interest expense and the 1993 gain on disposition mentioned above, partially offset by a decrease in income tax expense and an increase in operating income. Although net income increased $1.2 million during the third quarter of 1994 compared to the same period in 1993, earnings per share decreased due to increased preferred stock dividend requirements attributable to the issuance in the first quarter of 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock. Earnings per share for the year-to-date period was also affected by the issuance of Convertible Preferred Stock. See Note 2 of Notes to Consolidated Financial Statements.

     Operating revenues increased $254 million or 79% and $334.6 million or 36% during the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993 primarily due to the inclusion in the 1994 periods of operating revenues attributable to the Partnership which was merged with the Company effective May 31, 1994, and to a lesser extent to increases in operating revenues from refining and marketing operations which are explained below under "Segment Results."
The increases attributable to these factors were partially offset by decreases in natural gas sales and transportation revenues resulting from the disposition of the Company's natural gas distribution operations mentioned above.

     Operating income increased $12.7 million or 42% and $5.6 million or 6% during the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993 primarily due to the inclusion of Partnership operating income commencing June 1, 1994 due to the Merger. The increases in operating income were partially offset by decreases in operating income from refining and marketing operations which are explained below. Operating income for the 1994 year-to-date period also benefitted from a decrease in corporate expenses, net, primarily due to the recognition in income in the 1994 period of the $6.7 million remaining balance of deferred management fees resulting from the Merger. Such fees were recorded upon the formation of the Partnership in March 1987 and were being amortized to income over the ten-year period during which Valero Natural Gas Company agreed not to withdraw as general partner of VNGP, L.P.

     As a result of the Merger and the Company's resulting change from the equity method to the full consolidation method of accounting, the Company did not report equity in earnings of the Partnership for the third quarter of 1994. Equity in earnings of the Partnership was $2.6 million for the third quarter of 1993. The Company's equity in losses of the Partnership for the first nine months of 1994 was $16.2 million compared to equity in earnings of $10.6 million for the same period in 1993. See "Segment Results" below for a discussion of the Company's natural gas and natural gas liquids operations. Included in the 1994 year-to-date equity in losses amount was the Company's approximate 49% equity interest in the $14 million cost of a settlement among the Company, the Partnership and the City of Houston regarding a franchise fee dispute. This settlement is payable in three approximately equal payments, with the first payment made in June 1994 and the remaining payments to be made in January 1995 and January 1996.

     Net interest and debt expense increased $13.1 million and $26.5 million during the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993 primarily due to the inclusion of interest expense of the Partnership subsequent to the Merger. The year-to-date period was also affected by a decrease in capitalized interest resulting from the placing in service in the second quarter of 1993 of the Refinery's butane upgrade facility. Income tax expense decreased in the 1994 third quarter and year-to-date periods compared to the same periods in 1993 primarily due to lower pre-tax income and the third quarter 1993 charge to earnings of $8.2 million which resulted from the effect of a one percent increase in the corporate income tax rate on the Company's December 31, 1992 balance of deferred income taxes.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $14.4 million, or 5%, during the third quarter of 1994 compared to the same period in 1993 primarily due to a 10% increase in the average sales price per barrel, partially offset by a 5% decrease in average daily sales volumes. Operating income from the Company's refining and marketing operations decreased $3.3 million, or 10%, during the third quarter of 1994 compared to the same period in 1993 primarily due to a decrease in throughput margins resulting from narrower discounts for the Company's residual oil ("resid") feedstock, more than offsetting increased refined product prices as mentioned above. The discount at which resid sells to crude oil diminished mainly as a result of a worldwide decrease in the supply of resid. Although there can be no assurances, the Company believes that resid supply should return to more normal conditions beginning next year. As a result of the above factors, the Refinery's average throughput margin per barrel decreased from $6.52 during the third quarter of 1993 to $5.79 for the same period in 1994. The Company's refining and marketing operations for the third quarter of 1994 were also affected by a turnaround of the Refinery's heavy oil cracker unit which began on September 15. Lower throughput and sales volumes resulting from the turnaround, which was completed on October 26, 1994, and lower margins significantly reduced operating income in October 1994 as compared to the same period in 1993. Although there can be no assurance in this regard, operating income is expected to improve during the remainder of the quarter.

     Operating revenues from the Company's refining and marketing operations increased $21.6 million, or 3%, during the first nine months of 1994 compared to the same period in 1993 as an 8% increase in average daily sales volumes was partially offset by a 5% decrease in the average sales price per barrel. Operating income decreased $19 million, or 20%, during the first nine months of 1994 compared to the same period in 1993 primarily due to a decrease in throughput margins and an increase in depreciation expense and other operating costs resulting from the placing in service of the Refinery's butane upgrade facility and other Refinery units during the second and fourth quarters of 1993. The Refinery's average throughput margin per barrel decreased from $6.49 during the first nine months of 1993 to $5.60 for the same period in 1994, resulting from decreased refined product prices partially offset by decreased feedstock costs. Operating costs per barrel decreased due to an 11% increase in average daily throughput volumes.

     The Company's existing feedstock supply agreement with Saudi Aramco for an average of 55,000 barrels per day of resid at market-related prices will expire in December 1994. Accordingly, the Company is negotiating a new supply agreement with Saudi Aramco to provide for deliveries of resid to the Company for a period of two years ending December 31, 1996. Based upon negotiations for the new agreement to date, the Company expects that Saudi Aramco will agree to provide an average of at least 36,000 barrels per day of resid to the Company at market-related prices with an effective resid-to-crude oil discount slightly lower than under the existing feedstock agreement.

     The Oil Pollution Act of 1990 ("OPA 90") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and the assessment of liability for damages resulting from oil spills in U.S. territorial waters. Shipments of crude oil and resid within U.S. territorial waters are subject to the regulations promulgated under OPA 90. These regulations require tankers to comply with certain Certificate of Financial Responsibility ("COFR") requirements in order to ship within U.S. territorial waters. Implementation of tanker certification regulations becomes effective December 28, 1994. The Company's shippers have expressed to the Company that they expect to meet the COFR requirements and to ship the Company's feedstock supplies. Many shippers, refiners and others in the insurance and finance industries have been collectively working toward several solutions to assist shippers with COFR compliance. The concerted efforts of these industries may serve to ameliorate or eliminate any adverse effect on refining feedstock supplies caused by OPA 90. Should the Company's shippers ultimately be unable to meet the COFR requirements and if implementation of the regulations is not delayed, then OPA 90 could adversely affect the Company's refining operations beginning in the fourth quarter of 1994. However, the impact of the regulations should not be any more adverse to the Company than it would be to other similar U.S. refiners.

  Natural Gas

     Pro forma operating income from the Company's natural gas operations decreased $10.7 million, or 53%, during the third quarter of 1994 compared to the same period in 1993 due to certain measurement, fuel usage, and customer billing adjustments which benefitted the 1993 period, lower gas sales margins during the 1994 period and a decrease in transportation revenues. Gas sales margins were lower for the special marketing programs primarily due to a $3.6 million decrease in income generated by the Market Center Services Program and the return to service of the South Texas Project nuclear plant during the 1994 second quarter. The decreases in operating income resulting from these factors were partially offset by an increase in income from new term sales business generated during the latter part of 1993 in connection with the implementation of FERC Order 636. Transportation revenues decreased in the third quarter of 1994 compared to the same period in 1993 primarily due to a 5% decrease in average transportation fees and a 3% decrease in average daily transportation volumes.

     Pro forma operating income from the Company's natural gas operations decreased $34 million, or 64%, during the first nine months of 1994 compared to the same period in 1993 due to a $14 million decrease in income generated by the Market Center Services Program, the adjustments mentioned above, an increase in operating and general expenses and reduced fixed cost recoveries. Operating and general expenses increased primarily due to the City of Houston settlement described above. VT, L.P.'s fixed cost recoveries, principally related to gas gathering costs, decreased as the result of a customer audit settlement effective July 1, 1993. The decreases in operating income resulting from these factors were partially offset by an increase in transportation revenues. Average transportation fees for the first nine months of 1994 increased 9% compared to the same period in 1993, more than offsetting a 5% decrease in transportation volumes.

  Natural Gas Liquids

     Pro forma operating income from the Company's NGL operations increased $5.9 million, or 76%, during the third quarter of 1994 compared to the same period in 1993 due to a decrease in fuel and shrinkage costs resulting from a 20% decrease in the average cost of natural gas and an increase in daily production volumes, partially offset by a slight decrease in the average NGL market price and an increase in transportation and fractionation expense.

     Pro forma NGL operating income decreased $15.2 million, or 39%, during the first nine months of 1994 compared to the same period in 1993 due to a 12% decrease in the average NGL market price, an increase in transportation and fractionation expense and a decrease in transportation and fractionation of third party plant production, partially offset by a decrease in fuel and shrinkage costs resulting from a 7% decrease in the average cost of natural gas, an increase in NGL production volumes and lower operating and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities totalled $42.8 million during the first nine months of 1994 compared to $101.2 million during the same period in 1993. The decrease in 1994 from 1993 was primarily due to an increase in working capital requirements primarily attributable to Partnership operations, which were acquired on May 31, 1994, and increased refining and marketing working capital requirements. During the 1994 period, the Company utilized the cash provided by its operating activities and bank borrowings to fund capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, to pay common and preferred stock dividends, to make principal escrow payments under the Partnership's First Mortgage Notes and to repay principal on outstanding debt.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Company used a portion of the approximate $168 million proceeds from its March 1994 Convertible Preferred Stock issuance to fund the acquisition of the publicly traded Common Units of VNGP, L.P. and to pay expenses of the acquisition. The remaining proceeds were used to reduce bank borrowings.

     As described in Note 6 of Notes to Consolidated Financial Statements, Energy currently maintains an unsecured $250 million revolving bank credit and letter of credit facility. As of September 30, 1994, Energy had approximately $133 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also has $75 million of unsecured short-term credit lines which are unrestricted as to use, but if used, reduce the availability under the $250 million credit facility. As of September 30, 1994, no amounts were outstanding under these short-term lines. Energy's revolving bank credit and letter of credit facility (which is the most restrictive of the Company's various financing agreements) contains various restrictive covenants, including restrictions on its ability to pay dividends and make certain other "restricted payments." The Company was in compliance with all of the restrictive covenants under this facility at September 30, 1994, and under the most restrictive of such covenants had the ability to pay approximately $44 million in common and preferred stock dividends and other restricted payments.

     For total year 1994, the Company currently expects to expend approximately $130 million for capital expenditures, deferred turnaround and catalyst costs and investments in joint ventures, $55.9 million of which was expended during the first nine months of 1994. The Company also has commitments for capital expenditures totaling approximately $55 million, to be paid during 1995. The Company has entered into a letter of intent to acquire from Hoechst Celanese Corporation a 50% interest in a joint venture company which owns and plans to restart an existing methanol plant in Clear Lake, Texas. Expenditures for this project are included in the above amounts.

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation which plans to construct a plant, estimated to cost approximately $450 million, to produce methyl tertiary butyl ether ("MTBE") for sale to Petroleos Mexicanos, S.A. ("Pemex"). The Company is currently negotiating to increase its interest in Proesa to approximately 45%. Subject to acceptance by Pemex of Proesa's financing arrangements, Proesa will be obligated under the terms of its contracts with Pemex to complete the project and to deliver MTBE to Pemex beginning in the first quarter of 1997 (unless extended by events of force majeure). Valero intends to fund its portion of project costs through capital contributions and loans to Proesa. While negotiations for the proposed purchase of an additional interest in Proesa, funding commitments, financing for other shareholders' portion of project costs and other shareholder agreements have not been completed, the Company believes that satisfactory agreements will be reached that will permit a timely completion of the project.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank market, to fund its current and ongoing operating requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Valero Energy Corporation, et al. v. M.W. Kellogg Company, et al., 117th Judicial District Court, Nueces County, Texas (filed July 11, 1986). In the Company's suit against the defendants, the Company asserted breach of contract and warranty claims, Deceptive Trade Practices Act ("DTPA") claims, and negligence, fraud and other common law claims. The Company claimed actual damages in excess of $165 million plus exemplary damages, statutory penalties, attorney's fees and costs of court. In 1991, the court entered judgment granting the motions for summary judgment of defendants Kellogg and Ingersoll-Rand with respect to the contract and DTPA claims, and entered a take nothing judgment against the Company. In 1993, the Company appealed the trial court's decision to the Thirteenth Court of Appeals, Corpus Christi, Texas, which affirmed the trial court's decision. The Texas Supreme Court denied the Company's application for writ of error, and in May 1994 denied the Company's motion for rehearing. On October 14, 1994, the trial court granted the Company's motion for summary judgment precluding Kellogg's collection of attorneys' fees from the Company. The Company intends to file a similar motion for summary judgment against defendant Ingersoll-Rand. The court also granted defendant Kellogg's motion for summary judgment against the Company extinguishing the Company's other claims with respect to the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits.

   *10.1    Amended and Restated Employment Agreement between
            Valero Energy Corporation and William E. Greehey dated November 1, 1993.

   *10.2 First Amendment to Credit Agreement, dated September 30, 1994, among Valero Energy Corporation, Bankers Trust Company and Bank of Montreal as Managing Agents, and the banks and co-agents party thereto.

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

   (b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the three-month period ended September 30, 1994.

* Filed herewith.

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

Date:  November 14, 1994