Form 10-Q
period 1995-03-31
VALERO ENERGY CORP
filed 1995-05-12
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

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

                       Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of April 28, 1995.

                                            Number of
                                              Shares
               Title of Class              Outstanding

         Common Stock, $1 Par Value         43,616,088

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                INDEX

                                                           Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1995 and
    December 31, 1994. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1995 and 1994 . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
    Three Months Ended March 31, 1995 and  1994. . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                                 PART I - FINANCIAL INFORMATION
                           VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (Thousands of Dollars)


                                                                  March 31,
                                                                    1995          December 31,
                                                                 (Unaudited)          1994
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . .     $   14,963       $   26,210
  Cash held in debt service escrow . . . . . . . . . . . . .          -               35,441
  Receivables, less allowance for doubtful accounts of
    $2,373 (1995) and $2,770 (1994). . . . . . . . . . . . .        201,883          232,273
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .        120,683          182,089
  Current deferred income tax assets . . . . . . . . . . . .         64,070           31,842
  Prepaid expenses and other . . . . . . . . . . . . . . . .         18,743           25,017
                                                                    420,342          532,872
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $121,254 (1995)
  and $115,785 (1994), at cost . . . . . . . . . . . . . . .      2,683,968        2,672,715
    Less:  Accumulated depreciation. . . . . . . . . . . . .        555,833          531,501
                                                                  2,128,135        2,141,214
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .         41,963           41,162

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . .        139,803          116,110

                                                                 $2,730,243       $2,831,358

See Notes to Consolidated Financial Statements.

                                 PART I - FINANCIAL INFORMATION
                           VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (Thousands of Dollars)


                                                                            March 31,
                                                                              1995         December 31,
                                                                           (Unaudited)          1994
        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     $   10,000        $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . . .         64,803            62,230
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        301,592           341,694
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . .         11,280            19,693
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         29,129            37,150
                                                                              416,804           460,767

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .        946,114         1,021,820

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .        297,644           264,236

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . .         55,578            59,405

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 126,500 (1995 and 1994) shares . . . .         12,650            12,650

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1995 and 1994) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . .          3,450             3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 43,645,355 (1995) and 43,463,869 (1994) shares. . . . . . .         43,645            43,464
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .        538,158           536,613
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,730)          (13,706)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .        429,158           442,659
  Treasury stock, 12,988 (1995) and -0- (1994)
    common shares, at cost . . . . . . . . . . . . . . . . . . . . . .           (228)            -
                                                                            1,001,453         1,012,480

                                                                           $2,730,243        $2,831,358

See Notes to Consolidated Financial Statements.

                     VALERO ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                   (Thousands of Dollars, Except Per Share Amounts)
                                     (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                    1995           1994


OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .      $690,535       $281,277

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . . . . .       619,543        220,995
  Selling and administrative expenses. . . . . . . . . . . .        17,456         19,136
  Depreciation expense . . . . . . . . . . . . . . . . . . .        24,869         15,568
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .       661,868        255,699

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .        28,667         25,578

EQUITY IN EARNINGS (LOSSES) OF AND INCOME FROM:
  Valero Natural Gas Partners, L.P.. . . . . . . . . . . . .          -            (2,908)
  Joint ventures . . . . . . . . . . . . . . . . . . . . . .         1,869           (815)

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . .           758           (103)

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . . . . .       (26,076)       (12,048)
  Capitalized. . . . . . . . . . . . . . . . . . . . . . . .           941            279

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .         6,159          9,983

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . . .         2,400          3,700

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .         3,759          6,283
  Less:  Preferred stock dividend requirements . . . . . . .         2,964            532

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . .      $    795       $  5,751

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . . .      $    .02       $    .13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (in thousands) . . . . . . . . . . . . . . . . . . . . . .        43,573         43,320

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . . . . .      $    .13       $    .13


See Notes to Consolidated Financial Statements.

                        VALERO ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands of Dollars)
                                        (Unaudited)


                                                                        Three Months Ended
                                                                              March 31,
                                                                        1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,759       $  6,283
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . .        24,869         15,568
      Amortization of deferred charges and other, net. . . . . .         5,890          6,419
      Changes in current assets and current liabilities. . . . .        63,576         (1,389)
      Deferred income tax expense. . . . . . . . . . . . . . . .         2,000          1,400
      Equity in (earnings) losses in excess of distributions:
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . .          -             6,195
        Joint ventures . . . . . . . . . . . . . . . . . . . . .        (1,346)           815
      Changes in deferred items and other, net . . . . . . . . .        (4,425)        (3,914)
        Net cash provided by operating activities. . . . . . . .        94,323         31,377

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .       (29,832)       (14,332)
  Deferred turnaround and catalyst costs . . . . . . . . . . . .       (28,287)          (388)
  Investment in and advances to joint ventures, net. . . . . . .          (275)        (2,808)
  Distributions from Valero Natural Gas Partners, L.P. . . . . .          -             1,383
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .           (47)         1,042
    Net cash used in investing activities. . . . . . . . . . . .       (58,441)       (15,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . .        10,000           -
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . .         6,500           -
  Long-term debt reduction, net. . . . . . . . . . . . . . . . .       (78,857)       (60,000)
  Decrease in cash held in debt service escrow for principal . .        22,768           -
  Common stock dividends . . . . . . . . . . . . . . . . . . . .        (5,665)        (5,634)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . .        (2,964)          (293)
  Issuance of Convertible Preferred Stock, net . . . . . . . . .          -           167,878
  Issuance of common stock, net. . . . . . . . . . . . . . . . .         1,089            917
    Net cash provided by (used in) financing activities. . . . .       (47,129)       102,868

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . .       (11,247)       119,142

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . .        26,210          7,252

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,963       $126,394

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

Note 2

   Acquisition of Valero Natural Gas Partners, L.P.

     Effective May 31, 1994, the Company acquired through a merger (the "Merger") the remaining effective equity interest of approximately 51% in Valero Natural Gas Partners, L.P. and its consolidated subsidiaries (collectively referred to herein as the "Partnership"). The consolidated statements of income of the Company for the three months ended March 31, 1995 and 1994, reflect the Company's 100% interest and its effective equity interest of approximately 49% in the Partnership's operations, respectively. The following unaudited pro forma financial information of the Company for the three months ended March 31, 1994 assumes that the Merger occurred for the period presented. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)


     Operating revenues . . . . . . . . . . $607,193
     Operating income . . . . . . . . . . .   28,915
     Net income . . . . . . . . . . . . . .    1,964
     Net loss applicable to common stock. .   (1,025)
     Loss per share of common stock . . . .     (.02)

     Prior to the Merger, the Company entered into transactions with the Partnership commensurate with its status as the General Partner. The Company charged the Partnership a management fee equal to the direct and indirect costs incurred by it on behalf of the Partnership. In addition, the Company purchased natural gas and natural gas liquids ("NGLs") from the Partnership, sold NGLs to the Partnership and paid the Partnership a fee for operating certain of the Company's assets. Also, the Company and the Partnership entered into other transactions, including certain leasing transactions. The following table summarizes transactions between the Company and the Partnership for the three months ended March 31, 1994 (in thousands):


          Purchases of NGLs and natural gas, and services
             from the Partnership. . . . . . . . . . . . . . . . . . .   $27,582
          Sales of NGLs and natural gas, and transportation
             and other charges to the Partnership. . . . . . . . . . .     6,524
          Management fees billed to the Partnership for
             direct and indirect costs . . . . . . . . . . . . . . . .    20,702
          Interest income from capital lease transactions. . . . . . .     3,287

Note 3

   Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current deferred income tax assets, short-term debt and current maturities of long-term debt. The changes in the Company's current assets and current liabilities, excluding the items noted above, are shown in the following table as an (increase) decrease in current assets and an increase (decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired and whose carrying amounts approximate fair value. (Dollars in thousands.)

                                                               Three Months Ended
                                                                    March 31,
                                                              1995            1994


     Cash held in debt service escrow for interest . .      $ 12,673       $    -
     Receivables, net. . . . . . . . . . . . . . . . .        30,390         (12,618)
     Inventories . . . . . . . . . . . . . . . . . . .        61,406          12,188
     Prepaid expenses and other. . . . . . . . . . . .         6,274          10,860
     Accounts payable. . . . . . . . . . . . . . . . .       (30,733)        (17,845)
     Accrued interest. . . . . . . . . . . . . . . . .        (8,413)          4,462
     Other accrued expenses. . . . . . . . . . . . . .        (8,021)            (94)
     Income taxes payable. . . . . . . . . . . . . . .          -              1,658
        Total. . . . . . . . . . . . . . . . . . . . .      $ 63,576       $  (1,389)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                 Three Months Ended
                                                                     March 31,
                                                                1995           1994


     Interest (net of amount capitalized of $941 (1995)
        and $279 (1994)) . . . . . . . . . . . . . . . . . .  $33,150         $7,274
     Income taxes. . . . . . . . . . . . . . . . . . . . . .       74           -

     Noncash financing activities for the three months ended
March 31, 1995 include $8.6 million of common and preferred stock dividends declared for the second quarter of 1995.

Note 4

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $25 million at March 31, 1995. Natural gas in underground storage, natural gas liquids and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1995 and December 31, 1994 were as follows (in thousands):

                                                         March 31,      December 31,
                                                           1995             1994


     Refinery feedstocks . . . . . . . . . . . . . .     $ 68,170         $ 82,099
     Refined products and blendstocks. . . . . . . .       22,885           50,499
     Natural gas in underground storage. . . . . . .       11,158           29,678
     Natural gas liquids . . . . . . . . . . . . . .        4,491            4,664
     Materials and supplies. . . . . . . . . . . . .       13,979           15,149
                                                         $120,683         $182,089

     Refinery feedstock and refined product and blendstock inventory volumes totalled 6.4 million barrels ("MMbbls") and
8.9 MMbbls at March 31, 1995 and December 31, 1994, respectively. Natural gas inventory volumes totalled approximately 3.4 trillion British thermal units ("TBtus") and 9.8 TBtus at March 31, 1995 and December 31, 1994, respectively.

Note 5

   Litigation and Contingencies

     A lawsuit was filed in November 1994 against various pipeline owners, including a subsidiary of Energy, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The plaintiffs are property owners in Highlands, Crosby, Baytown, and McNair, Texas, and surrounding areas. The plaintiffs allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The original plaintiffs and additional intervening plaintiffs make other similar assertions and seek certification as a class. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance and seek an unspecified amount of actual and punitive damages.

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

     In 1987, Valero Transmission, L.P. ("VT, L.P.") and a producer from whom VT, L.P. has purchased natural gas entered into an agreement resolving certain take-or-pay issues between the parties. Under this agreement, VT, L.P. agreed to pay one-half of certain excess royalty claims arising after the date of the agreement. The royalty owners of the producer completed an audit of the producer and have presented to the producer a claim for additional royalty payments in the amount of approximately $17.3 million, approximately one-half of which has accrued since the effective date of the agreement between VT, L.P. and the producer. VT, L.P. has received no indication that any lawsuit has been filed by the royalty owners. The Company believes that various defenses may reduce or eliminate any liability of VT, L.P. to the producer in this matter.

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

     A lawsuit was filed against a subsidiary of Energy in June 1994 by certain residents of the Mobile Estate subdivision located near the Company's specialized petroleum refinery (the "Refinery") in Corpus Christi, Texas, alleging that air, soil and water in the subdivision have been contaminated by emissions of allegedly hazardous chemicals and toxic hydrocarbons produced by the subsidiary. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. The plaintiffs seek certification as a class and an unspecified amount of damages, based on an alleged diminution in the value of their property, loss of use and enjoyment of property, emotional distress and other costs.

     Valero Javelina Company, a subsidiary of Energy, owns a 20% general partner interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in seven lawsuits filed since 1992 in state district courts in Nueces County and Duval County, Texas. Five of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. One of the suits seeks certification of the litigation as a class action. The plaintiffs seek unspecified actual and punitive damages. The other two suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The suits allege claims similar to those described above. These plaintiffs do not specify an amount of damages claimed.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Merger of VNGP, L.P. with Energy was consummated on May 31, 1994. As a result of the Merger, VNGP, L.P. has become a subsidiary of Energy. The accompanying consolidated statements of income of the Company for the three months ended March 31, 1995 and 1994 include 100% of the Partnership's operations for the first quarter of 1995 and the Company's approximate 49% effective equity interest in the Partnership's operations for the first quarter of 1994. Because first quarter 1994 results of operations for the Company's natural gas and natural gas liquids segments are not comparable to the first quarter of 1995 due to the Merger, the discussion of these segments which follows under "Results of Operations - Segment Results" is based on pro forma operating results for the first quarter of 1994 that reflect the consolidation of the Partnership with Energy for all of such period.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended March 31, 1995 and 1994. The 1994 amounts of operating revenues and operating income
(loss) by segment have been restated to conform to the 1995 segment presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  1995           1994


OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . . .       $404,181       $247,526
  Natural gas <F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        219,405             23
    Transportation . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,228             75
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . . . .         96,503         12,180
  Other <F1> . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             32         21,473
  Intersegment eliminations <F1> . . . . . . . . . . . . . . . . . . . . .        (43,814)          -
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $690,535       $281,277

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . . .       $ 15,111       $ 28,440
  Natural gas <F1> . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,794            (10)
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . . . .         11,950          1,189
  Corporate general and administrative expenses and other, net <F1>. . . .         (8,188)        (4,041)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,667       $ 25,578

Equity in earnings (losses) of and income from:
  Valero Natural Gas Partners, L.P. <F2> . . . . . . . . . . . . . . . . .       $   -          $ (2,908)
  Joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,869       $   (815)
Interest and debt expense, net . . . . . . . . . . . . . . . . . . . . . .       $ 25,135       $ 11,769
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,759       $  6,283
Net income applicable to common stock. . . . . . . . . . . . . . . . . . .       $    795       $  5,751
Earnings per share of common stock . . . . . . . . . . . . . . . . . . . .       $    .02       $    .13

PRO FORMA OPERATING INCOME (LOSS) <F3>:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . . .       $ 15,111       $ 28,440
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,794          8,164
  Natural gas liquids. . . . . . . . . . . . . . . . . . . . . . . . . . .         11,950          1,084
  Corporate general and administrative expenses and other, net . . . . . .         (8,188)        (8,773)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,667       $ 28,915

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . . . . .            149            145
    Average throughput margin per barrel . . . . . . . . . . . . . . . . .       $   4.86       $   6.08

  Natural gas <F3>:
    Gas volumes (BBtu per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,465          1,290
      Transportation . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,685          1,642
        Total gas volumes. . . . . . . . . . . . . . . . . . . . . . . . .          3,150          2,932
    Average gas sales price per MMBtu. . . . . . . . . . . . . . . . . . .       $   1.66       $   2.38
    Average gas transportation fee per MMBtu . . . . . . . . . . . . . . .       $   .094       $   .114

  Natural gas liquids <F3>:
    Plant production (Mbbls per day) . . . . . . . . . . . . . . . . . . .           85.4           78.3
    Average market price per gallon. . . . . . . . . . . . . . . . . . . .       $   .267       $   .252
    Average gas cost per MMBtu . . . . . . . . . . . . . . . . . . . . . .       $   1.41       $   2.05

<F1>
Reflects the consolidation of the Partnership commencing June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership and interest income on certain capital lease transactions with the Partnership for the 1994 quarter.

<F3>
Operating income (loss) presented herein for the 1994 quarter represents pro forma amounts that reflect the consolidation of the Partnership with Energy for that period.  Operating statistics for the natural gas and natural gas liquids segments for the 1994 quarter represent pro forma statistics that reflect such consolidation.

Consolidated Results

     The Company reported net income of $3.8 million, or $.02 per share, for the first quarter of 1995 compared to $6.3 million, or $.13 per share, for the same period in 1994. Net income and earnings per share decreased due primarily to a decrease in operating income from the Company's refining and marketing operations, partially offset by the inclusion of 100% of the Partnership's net income for the first quarter of 1995 compared to the Company's approximate 49% equity interest in the Partnership's net losses recognized in 1994. Earnings per share were also reduced by an increase in preferred stock dividend requirements resulting from the issuance in March 1994 of
3.45 million shares of Energy's $3.125 Convertible Preferred
Stock.

     Operating revenues increased $409.2 million to $690.5 million during the first quarter of 1995 compared to the same period in 1994 due primarily to the inclusion in the 1995 period of operating revenues attributable to Partnership operations, and to a lesser extent to an increase in operating revenues from refining and marketing operations which is explained below under "Segment Results." The increases attributable to these factors were partially offset by the recognition in 1994 of management fees received from the Partnership prior to the Merger.

     Operating income increased $3.1 million, or 12%, to $28.7 million during the first quarter of 1995 compared to the same period in 1994 due primarily to the inclusion in the 1995 period of Partnership operating income. This increase was offset to a large extent by a decrease in operating income from refining and marketing operations which is explained below under "Segment Results."

     As a result of the Merger and the Company's change in the method of accounting for its investment in the Partnership from the equity method to the consolidation method, the Company did not report equity in earnings of and income from the Partnership for the first quarter of 1995. See "Segment Results" below for a discussion of the Company's natural gas and natural gas liquids operations, including 100% of the operations of the Partnership on a pro forma basis for the first quarter of 1994. Equity in earnings of joint ventures was $1.9 million for the first quarter of 1995 compared to equity in losses of $.8 million for the same period in 1994 due primarily to an increase in the Company's equity in earnings of Javelina. Javelina's earnings increased due to higher product prices as a result of strong product demand from the petrochemical industry.

     Net interest and debt expense increased $13.3 million to $25.1 million during the first quarter of 1995 compared to the same period in 1994 due primarily to the inclusion in the 1995 period of Partnership interest expense. Income tax expense decreased $1.3 million to $2.4 million in the first quarter of 1995 compared to the same period in 1994 due primarily to lower pre-tax income.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $156.7 million, or 63%, to $404.2 million during the first quarter of 1995 compared to the same period in 1994 due primarily to higher purchases for resale and an 18% increase in the average sales price per barrel. The increase in purchases for resale was due primarily to purchases of conventional gasoline to supply rack customers which previously had been satisfied with barrels produced at the Refinery. The need to purchase conventional gasoline resulted from the Company's decision to convert its Refinery operations to produce virtually all reformulated gasoline ("RFG"). The average sales price per barrel also increased due primarily to the Refinery producing virtually all of its gasoline during the 1995 period as higher-valued RFG, which typically sells at a premium to conventional gasoline.

     Operating income from the Company's refining and marketing operations decreased $13.3 million, or 47%, to $15.1 million during the first quarter of 1995 compared to the same period in 1994 due primarily to a decrease in throughput margins resulting from lower margins between conventional refined product prices and crude oil (approximately $15 million), narrower discounts for the Company's residual oil ("resid") feedstocks (approximately
$6 million), and the impact of various Refinery unit turnarounds and downtimes which occurred during the first quarter of 1995 (approximately $7 million), which more than offset higher margins on sales of RFG and other premium products (approximately
$14 million). As a result of the above factors, the Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, decreased from $6.08 in the first quarter of 1994 to $4.86 in the first quarter of 1995. Operating expenses and depreciation expense for the first quarter of 1995 were basically unchanged from the same period in 1994. Operating expenses per barrel decreased, however, due to a 3% increase in throughput volumes.

  Natural Gas

     Operating income from the Company's natural gas operations was $9.8 million for the first quarter of 1995 compared to pro forma operating income of $8.2 million for the same period in 1994. The $1.6 million, or 20% increase was due primarily to a $3.6 million benefit from the nonrecurrence of certain settlements which adversely affected operating income in the first quarter of 1994 and a $2 million decrease in selling and administrative expenses resulting from a decrease in legal fees and other expenses. The increases in operating income attributable to these factors were partially offset by a $2.6 million decrease in transportation revenues due to an 18% decrease in average transportation fees and lower gas sales margins ($.8 million). Both transportation fees and sales margins were adversely affected by warmer weather and higher natural gas storage inventories in the first quarter of 1995, resulting in intense competition for market share.
The adverse effect on gas sales margins from the factors noted above was partially offset by reductions in gas costs resulting from hedging activities and a 14% increase in gas sales volumes, primarily lower-margin spot market sales.

  Natural Gas Liquids

     Operating income from the Company's NGL operations was $12 million for the first quarter of 1995 compared to pro forma operating income of $1.1 million for the same period in 1994. The $10.9 million increase was due primarily to an increase in NGL margins ($6.5 million), a 9% increase in NGL production volumes ($2.1 million), a decrease in transportation and fractionation costs ($1.3 million) and a decrease in operating expenses
($.6 million). NGL margins increased due to a 6% increase in the average NGL market price resulting from higher refined product prices and strong demand for NGLs by the petrochemical and refining industries, and to a decrease in fuel and shrinkage costs resulting from a 31% decrease in the average cost of natural gas. Average natural gas costs decreased due to the factors affecting gas sales margins noted above under "Natural Gas." NGL production volumes increased due to the addition of new natural gas supplies under processing agreements with natural gas producers and to operational improvements and production enhancements at certain of the Company's NGL plants.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities totalled $94.3 million during the first quarter of 1995 compared to $31.4 million during the same period in 1994. The increase in 1995 from 1994 was due primarily to a decrease in working capital requirements primarily attributable to a reduction in refining and natural gas inventory levels in the 1995 quarter. Refining inventory levels decreased due to both changes in volumes available under feedstock contracts and higher-than-normal refined product inventory levels at the end of 1994 attributable to the implementation of the new reformulated gasoline regulations. Natural gas inventories declined due to seasonal drawdowns of storage inventories which are not reflected in the 1994 quarter due to not consolidating the Partnership until June 1, 1994. During the 1995 period, the Company utilized the cash provided by its operating activities, proceeds from the issuance of medium-term notes ("Medium-Term Notes"), short-term bank borrowings, and a portion of its existing cash balances to fund capital expenditures and deferred turnaround and catalyst costs, to reduce borrowings under its revolving bank credit and letter of credit facility, to repay principal on certain outstanding nonbank debt, including Valero Management Partnership, L.P.'s (the "Management Partnership") First Mortgage Notes (the "First Mortgage Notes"), and to pay common and preferred stock dividends.

     In the first quarter of 1995, the Securities and Exchange Commission (the "Commission") declared effective Energy's shelf registration statement to offer up to $250 million principal amount of additional debt securities, including Medium-Term Notes, $6.5 million of which had been issued through April 30, 1995. The net proceeds from this offering will be added to the Company's funds and used for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital.

     Energy currently maintains an unsecured $250 million revolving bank credit and letter of credit facility. Energy also has $130 million of unsecured short-term bank credit lines which are uncommitted and unrestricted as to use, $10 million of which was outstanding at March 31, 1995. Under the terms of Energy's $250 million credit facility, total borrowings under these short-term credit lines are limited to $100 million and any amounts outstanding under such short-term lines automatically reduce the availability under the $250 million credit facility. As of March 31, 1995, Energy had approximately $115.3 million available under its $250 million credit facility for additional borrowings and letters of credit.

     Energy's revolving bank credit and letter of credit facility (which is the most restrictive of the Company's various financing agreements) contains covenants limiting Energy's ability to make certain "restricted payments," including dividend payments on and purchases, redemptions or exchanges of its capital stock, to make certain "restricted disbursements," including the restricted payments described above plus capital expenditures and certain capital investments, and to make advances and capital contributions to the Partnership. In February 1995, the bank credit facility was amended to, among other things, increase by $50 million through December 31, 1995, the amount of "restricted disbursements" payable by Energy. The facility also contains covenants that require Energy to maintain a minimum consolidated net worth and also contains various financial tests including debt-to-capitalization, working capital, fixed charge and earnings coverage ratios. Under the most restrictive of such covenants, Energy had the ability to pay approximately $29 million in common and preferred stock dividends and other "restricted payments" at March 31, 1995.

     The Company's long-term debt also includes the Management Partnership's First Mortgage Notes which were assumed by the Company in connection with the Merger, $476.1 million of which was outstanding at March 31, 1995. The indenture of mortgage and deed of trust pursuant to which the First Mortgage Notes were issued (the "Mortgage Indenture") also contains various restrictive covenants. The Company was in compliance with all covenants contained in its various debt facilities as of March 31, 1995.

     During the first quarter of 1995, the Company expended approximately $59 million for capital investments, including capital expenditures, deferred turnaround and catalyst costs, and investments in and advances to joint ventures. Of this amount, $50 million related to refining and marketing operations including $28 million for turnarounds of the Refinery's hydrodesulfurization, hydrocracker and reformer units, while
$7 million related to natural gas and NGL operations. Also included in the refining and marketing amount was $18 million for renovation of a methanol plant located in Clear Lake, Texas. The remaining $42 million of the Company's total commitment for the plant renovation is expected to be paid in the second quarter of 1995. For total year 1995, the Company currently expects to spend approximately $160 million for capital expenditures, deferred turnaround and catalyst costs, and investments and related expenditures, including payments related to the methanol plant renovation discussed above.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank market, to fund its ongoing operating requirements. The Company expects that it will raise additional funds from time to time through equity or debt financings, including borrowings under bank credit agreements; however, except for Medium-Term Notes or other debt securities that may be issued from time to time under the $250 million shelf registration statement discussed above, the Company has no specific financing plans as of the date hereof.

PART II   OTHER INFORMATION

Item 5.  Other Information

     On April 28, 1995, the United States Court of Appeals for the District of Columbia Circuit struck down a controversial renewable oxygenate regulation issued in June 1994 by the Environmental Protection Agency ("EPA") under the Clean Air Act. The regulation could have required 30 percent of the oxygenates used in RFG to originate from renewable sources, primarily ethanol. The American Petroleum Institute and National Petroleum Refiners Association challenged the EPA's authority to promulgate the renewable oxygenate regulation. The Court of Appeals concluded that the EPA improperly interpreted provisions of the Clean Air Act as giving the agency power to adopt a renewable oxygenate mandate in the RFG program.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     10.1  Valero Energy Corporation Executive Stock Incentive
           Plan.

     10.2  Employment Agreement between Valero Energy
           Corporation and F. Joseph Becraft, dated May 1,
           1995.

     10.3  Schedule of Executive Severance Agreements.

     10.4  Schedule of Indemnity Agreements.

     11.1  Computation of Earnings Per Share.

     27.1* Financial Data Schedule.
   __________

        * The Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934, and is included as an exhibit only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

     Pursuant to subparagraph 601(b)(4)(iii)(A) of
Regulation S-K, the registrant has omitted from the foregoing list of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

     (b)  Reports on Form 8-K.

     (i) A report on Form 8-K dated March 13, 1995, was filed electronically on March 15, 1995, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits, in connection with the execution of a Distribution Agreement dated March 13, 1995 by and among the Company, Lehman Brothers Inc., Salomon Brothers Inc, and BT Securities Corporation providing for the issuance from time to time of the Company's Medium-Term Notes. A shelf registration statement for up to $250,000,000 aggregate principal amount of the Company's debt securities, including Medium-Term Notes, was declared effective by the Commission on February 22, 1995. No financial statements were filed with this report.

     (ii) An amended report on Form 8-K/A dated May 31, 1994, was filed electronically on February 9, 1995, reporting Item 7. Financial Statements and Exhibits, to amend certain pro forma information of the Company in connection with the May 31, 1994 merger of Valero Natural Gas Partners, L.P. with a wholly owned subsidiary of the Company. The following pro forma information of the Company was filed with this amended report:

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


Date:  May 12, 1995