Form 10-Q
period 1995-06-30
VALERO ENERGY CORP
filed 1995-08-09
CIK 21271

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

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

                  Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1995.

                                            Number of
                                             Shares
         Title of Class                    Outstanding

      Common Stock, $1 Par Value            43,674,748

            VALERO ENERGY CORPORATION AND SUBSIDIARIES

                              INDEX

                                                               Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1995 and
    December 31, 1994. . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended and Six Months Ended June 30, 1995
    and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
    Six Months Ended June 30, 1995 and 1994. . . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART I - FINANCIAL INFORMATION
                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                        (Thousands of Dollars)


                                                                   June 30,
                                                                     1995             December 31,
                                                                  (Unaudited)             1994
                     ASSETS



CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . .  $   21,262          $   26,210
  Cash held in debt service escrow . . . . . . . . . . . . . . .      20,198              35,441
  Receivables, less allowance for doubtful accounts of
    $2,448 (1995) and $2,770 (1994). . . . . . . . . . . . . . .     197,861             232,273
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .     145,763             182,089
  Current deferred income tax assets . . . . . . . . . . . . . .      60,170              31,842
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .      14,897              25,017
                                                                     460,151             532,872
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $100,611 (1995)
  and $115,785 (1994), at cost . . . . . . . . . . . . . . . . .   2,697,655           2,672,715
    Less:  Accumulated depreciation. . . . . . . . . . . . . . .     579,696             531,501
                                                                   2,117,959           2,141,214
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,413              41,162

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . .     131,973             116,110

                                                                  $2,752,496          $2,831,358

See Notes to Consolidated Financial Statements.

                                         PART I - FINANCIAL INFORMATION
                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Thousands of Dollars)


                                                                        June 30,
                                                                          1995              December 31,
                                                                       (Unaudited)             1994
        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .   $   16,000           $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . .       46,803               62,230
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      244,474              341,694
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .       19,747               19,693
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .       30,163               37,150
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .        5,763                -
                                                                          362,950              460,767

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . .    1,001,614            1,021,820

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .      297,764              264,236

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . .       55,060               59,405

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 126,500 (1995 and 1994) shares . . .       12,650               12,650

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1995 and 1994) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . .        3,450                3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 43,673,998 (1995) and 43,463,869 (1994) shares. . . . . .       43,674               43,464
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .      538,191              536,613
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,530)             (13,706)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .      449,673              442,659
                                                                        1,022,458            1,012,480

                                                                       $2,752,496           $2,831,358

See Notes to Consolidated Financial Statements.

                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands of Dollars, Except Per Share Amounts)
                                                   (Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                         1995         1994          1995         1994


OPERATING REVENUES . . . . . . . . . . . . . . . . .   $744,607     $416,143     $1,435,142    $697,420

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . .    647,165      351,260      1,266,708     572,255
  Selling and administrative expenses. . . . . . . .     17,784       16,265         35,240      35,401
  Depreciation expense . . . . . . . . . . . . . . .     24,705       18,542         49,574      34,110
    Total. . . . . . . . . . . . . . . . . . . . . .    689,654      386,067      1,351,522     641,766

OPERATING INCOME . . . . . . . . . . . . . . . . . .     54,953       30,076         83,620      55,654

EQUITY IN EARNINGS (LOSSES) OF AND
  INCOME FROM:
    Valero Natural Gas Partners, L.P.. . . . . . . .      -           (7,790)         -         (10,698)
    Joint ventures . . . . . . . . . . . . . . . . .      1,530          (41)         3,399        (856)

OTHER INCOME, NET. . . . . . . . . . . . . . . . . .        852          479          1,610         376

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . .    (26,107)     (16,323)       (52,183)    (28,371)
  Capitalized. . . . . . . . . . . . . . . . . . . .      1,494          521          2,435         800

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .     32,722        6,922         38,881      16,905

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . .     12,200        2,700         14,600       6,400

NET INCOME . . . . . . . . . . . . . . . . . . . . .     20,522        4,222         24,281      10,505
  Less:  Preferred stock dividend requirements . . .      2,964        2,989          5,928       3,521

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . . .   $ 17,558     $  1,233     $   18,353    $  6,984

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . .   $    .40     $    .03     $      .42    $    .16

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . . .     43,644       43,347         43,609      43,334

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . .   $    .13     $    .13     $      .26    $    .26

See Notes to Consolidated Financial Statements.

                                     VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of Dollars)
                                                     (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  24,281      $  10,505
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . .       49,574         34,110
      Amortization of deferred charges and other, net. . . . . . . . . . .       15,111          6,849
      Changes in current assets and current liabilities. . . . . . . . . .       23,070        (50,665)
      Deferred income tax expense. . . . . . . . . . . . . . . . . . . . .        5,200          3,900
      Equity in (earnings) losses in excess of distributions:
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . . . . . . .         -            16,179
        Joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,876)           856
      Changes in deferred items and other, net . . . . . . . . . . . . . .       (2,074)        (1,820)
        Net cash provided by operating activities. . . . . . . . . . . . .      112,286         19,914

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .      (65,366)       (31,362)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . .      (30,982)          (869)
  Investment in and advances to joint ventures, net. . . . . . . . . . . .         (651)        (3,864)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . . . . . .         -          (124,264)
  Distributions from Valero Natural Gas Partners, L.P. . . . . . . . . . .         -             2,789
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          365          1,278
    Net cash used in investing activities. . . . . . . . . . . . . . . . .      (96,634)      (156,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . .       16,000          -
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . . . . . . .       96,500         29,700
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . . . . .     (131,357)         -
  (Increase) decrease in cash held in debt service escrow
    for principal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,554         (7,589)
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (11,339)       (11,268)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . .       (5,928)        (2,623)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . . . . . .        -            167,878
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . .          970          1,022
    Net cash provided by (used in) financing activities. . . . . . . . . .      (20,600)       177,120

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . .       (4,948)        40,742

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .       26,210          7,252

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  21,262      $  47,994

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

Note 2

   Acquisition of Valero Natural Gas Partners, L.P.

     Effective May 31, 1994, the Company acquired through a merger (the "Merger") the remaining effective equity interest of approximately 51% in Valero Natural Gas Partners, L.P. ("VNGP, L.P.") and its consolidated subsidiaries (collectively referred to herein as the "Partnership"). The consolidated statements of income of the Company for the three months ended and six months ended June 30, 1995 and 1994, reflect the Company's 100% interest in the Partnership's operations after May 31, 1994 and its effective equity interest of approximately 49% for periods prior to and including May 31, 1994. The following unaudited pro forma financial information of the Company assumes that the Merger occurred for the period presented. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                      Six Months Ended
                                                        June 30, 1994


          Operating revenues . . . . . . . . . . . . .    $1,193,962
          Operating income . . . . . . . . . . . . . .        55,672
          Net income . . . . . . . . . . . . . . . . .         3,012
          Net loss applicable to common stock. . . . .        (2,966)
          Loss per share of common stock . . . . . . .          (.07)

     Prior to the Merger, the Company entered into transactions with the Partnership commensurate with its status as the General Partner. The Company charged the Partnership a management fee equal to the direct and indirect costs incurred by it on behalf of the Partnership. In addition, the Company purchased natural gas and natural gas liquids ("NGLs") from the Partnership, sold NGLs to the Partnership and paid the Partnership a fee for operating certain of the Company's assets. Also, the Company and the Partnership entered into other transactions, including certain leasing transactions. The following table summarizes transactions between the Company and the Partnership (in thousands):

                                                                    Five Months Ended
                                                                       May 31, 1994


          Purchases of NGLs and natural gas, and services
             from the Partnership. . . . . . . . . . . . . . . . . .     $46,208
          Sales of NGLs and natural gas, and transportation
             and other charges to the Partnership. . . . . . . . . .      11,385
          Management fees billed to the Partnership for
             direct and indirect costs . . . . . . . . . . . . . . .      34,299
          Interest income from capital lease transactions. . . . . .       5,481

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

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1995            1994


     Cash held in debt service escrow for interest . . . .      $    689       $(12,673)
     Receivables, net. . . . . . . . . . . . . . . . . . .        34,412        (58,628)
     Inventories . . . . . . . . . . . . . . . . . . . . .        36,326          2,430
     Prepaid expenses and other. . . . . . . . . . . . . .        10,120          9,854
     Accounts payable. . . . . . . . . . . . . . . . . . .       (59,583)         4,743
     Accrued interest. . . . . . . . . . . . . . . . . . .            54          3,961
     Other accrued expenses. . . . . . . . . . . . . . . .        (6,987)          (456)
     Income taxes payable. . . . . . . . . . . . . . . . .         8,039            104
        Total. . . . . . . . . . . . . . . . . . . . . . .      $ 23,070       $(50,665)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                    Six Months Ended
                                                                         June 30,
                                                                   1995           1994


     Interest (net of amount capitalized of $2,435 (1995)
        and $800 (1994)) . . . . . . . . . . . . . . . . . . . .  $48,549        $22,968
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . .      457          4,962

Note 4

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $16 million at June 30, 1995. Natural gas in underground storage, NGLs and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1995 and December 31, 1994 were as follows (in thousands):

                                                          June 30,         December 31,
                                                            1995               1994


     Refinery feedstocks . . . . . . . . . . . . . . .    $ 50,827           $ 82,099
     Refined products and blendstocks. . . . . . . . .      40,579             50,499
     Natural gas in underground storage. . . . . . . .      31,202             29,678
     NGLs  . . . . . . . . . . . . . . . . . . . . . .       7,907              4,664
     Materials and supplies. . . . . . . . . . . . . .      15,248             15,149
                                                          $145,763           $182,089

     Refinery feedstock and refined product and blendstock inventory volumes totalled 6.5 million barrels ("MMbbls") and
8.9 MMbbls at June 30, 1995 and December 31, 1994, respectively.
Natural gas inventory volumes totalled approximately 11.2 trillion British thermal units ("TBtus") and 9.8 TBtus at June 30, 1995 and December 31, 1994, respectively.

Note 5

   Litigation and Contingencies

     Two lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The plaintiffs are property owners in areas surrounding the damaged pipelines. The plaintiffs allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, contamination, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. The plaintiff's third amended petition alleges actual damages of approximately $3.7 million and punitive damages of $20.5 million. The defendants' motion for summary judgment regarding certain of the plaintiff's tort claims was argued on June 23, 1995, but the court has not issued a ruling.

     In 1987, Valero Transmission, L.P. ("VT, L.P.") and a producer from whom VT, L.P. had purchased natural gas, entered into an agreement settling a take-or-pay dispute between the parties. Under this agreement, VT, L.P. agreed to pay one-half of certain excess royalty claims relating to production of natural gas after the date of the agreement. In May 1995, certain mineral interest owners in tracts of land located in Hidalgo County, Texas, brought a lawsuit against the producer and several other defendants, including the Company. The plaintiffs allege that the numerous "operator defendants" (excluding the Company) breached certain express and implied covenants and breached specific duties owed to the plaintiffs thus depriving them of the full value of their royalty interests. The Company is named as a "purchaser defendant." The plaintiffs allege that the Company conspired with the producer to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. The plaintiffs seek unspecified actual and punitive damages.

     On April 15, 1994, certain trusts named Valero Transmission Company ("VTC") and VT, L.P. as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against a supplier with whom VT, L.P., as successor to VTC, has contractual relationships under gas purchase contracts. VT, L.P. agreed to cooperate with the supplier in the conduct of the trusts' litigation and to bear a substantial portion of the costs of any appeal and of any nonappealable final judgment against the supplier in order to resolve certain disputes with respect to the gas purchase contracts. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against
the supplier.  Damages, if any, were not determined.   In the
trusts' sixth amended petition, the trusts seek $50 million in damages as a result of the Valero Defendants' alleged interference between the trusts and the supplier, and seek $36 million in take-or-pay damages against the supplier. The trusts also seek punitive damages in an amount equal to treble the amount of actual damages proven at trial. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims.

     A lawsuit was brought by approximately 1,400 plaintiffs in the second quarter of 1995 against almost 200 defendants, including the Company, based on alleged personal injuries and damages caused by the plaintiffs' exposure to asbestos. The plaintiffs purportedly have worked at the refineries, chemical plants, and other industrial facilities of the defendants. The plaintiffs claim that the premises where they worked were unsafe because of the presence of asbestos insulation and other allegedly defective asbestos products in the facilities. The plaintiffs claim to have suffered personal injuries and death as a result of their exposure to asbestos at the defendants' facilities. The plaintiffs seek unspecified actual and punitive damages based on claims of negligence, gross negligence, wrongful death and numerous other tort claims.

     A federal securities fraud class action lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the Merger contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was previously the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement.

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

     Valero Javelina Company, a subsidiary of Energy, owns a 20% general partner interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in eight lawsuits filed since 1992 in state district courts in Nueces County and Duval County, Texas. Five of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. The plaintiffs seek unspecified actual and punitive damages. The remaining three suits include two suits brought by plaintiffs who either live or have businesses near the Javelina plant. These two suits allege claims similar to those described above. Another suit was brought by an individual for personal injuries sustained as a result of allegedly defective equipment while on the defendant's premises. The plaintiffs in these three suits do not specify an amount of damages claimed.

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

            VALERO ENERGY CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Merger of VNGP, L.P. with Energy was consummated on May 31, 1994. As a result of the Merger, VNGP, L.P. has become a subsidiary of Energy. The accompanying consolidated statements of income of the Company for the three months ended and six months ended June 30, 1995 and 1994 reflect the Company's 100% interest in the Partnership's operations after May 31, 1994 and its effective equity interest of approximately 49% for
periods prior to and including May 31, 1994.   Because 1994
second quarter and second quarter year-to-date results of operations for the Company's natural gas and natural gas liquids segments are not comparable to the same periods in 1995 due to the Merger, the discussion of these segments which follows under "Results of Operations - Segment Results" is based on pro forma operating results for the 1994 periods that reflect the consolidation of the Partnership with Energy for all of such periods.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended and six months ended June 30, 1995 and 1994. Certain 1994 amounts have been reclassified for comparative purposes. The amounts in the following table are in thousands of dollars, unless otherwise noted:


                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                 1995           1994             1995           1994


OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . .     $452,214       $284,161       $  856,395       $531,687
  Natural gas <F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . . . .      212,929         67,195          432,334         67,218
    Transportation . . . . . . . . . . . . . . . . . . . .       14,540          5,486           28,768          5,561
  Natural gas liquids <F1> . . . . . . . . . . . . . . . .      105,758         49,518          202,261         61,698
  Other <F1> . . . . . . . . . . . . . . . . . . . . . . .           31         21,033               63         42,506
  Intersegment eliminations <F1> . . . . . . . . . . . . .      (40,865)       (11,250)         (84,679)       (11,250)
    Total. . . . . . . . . . . . . . . . . . . . . . . . .     $744,607       $416,143       $1,435,142       $697,420

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . .     $ 45,792       $ 16,735       $   60,903       $ 45,175
  Natural gas <F1> . . . . . . . . . . . . . . . . . . . .        7,329          5,377           17,123          5,367
  Natural gas liquids <F1> . . . . . . . . . . . . . . . .       10,857          5,612           22,807          6,801
  Corporate general and administrative expenses and
    other, net <F1>. . . . . . . . . . . . . . . . . . . .       (9,025)         2,352          (17,213)        (1,689)
      Total. . . . . . . . . . . . . . . . . . . . . . . .     $ 54,953       $ 30,076       $   83,620       $ 55,654

Equity in earnings (losses) of and income from:
  Valero Natural Gas Partners, L.P. <F2> . . . . . . . . .     $   -          $ (7,790)      $     -          $(10,698)
  Joint ventures . . . . . . . . . . . . . . . . . . . . .     $  1,530       $    (41)      $    3,399       $   (856)
Interest and debt expense, net . . . . . . . . . . . . . .     $ 24,613       $ 15,802       $   49,748       $ 27,571
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,522       $  4,222       $   24,281       $ 10,505
Net income applicable to common stock. . . . . . . . . . .     $ 17,558       $  1,233       $   18,353       $  6,984
Earnings per share of common stock . . . . . . . . . . . .     $    .40       $    .03       $      .42       $    .16

PRO FORMA OPERATING INCOME (LOSS) <F3>:
  Refining and marketing . . . . . . . . . . . . . . . . .     $ 45,792       $ 16,735       $   60,903       $ 45,175
  Natural gas. . . . . . . . . . . . . . . . . . . . . . .        7,329          1,301           17,123          9,465
  Natural gas liquids. . . . . . . . . . . . . . . . . . .       10,857          9,444           22,807         10,528
  Corporate general and administrative expenses and
    other, net . . . . . . . . . . . . . . . . . . . . . .       (9,025)          (723)         (17,213)        (9,496)
      Total. . . . . . . . . . . . . . . . . . . . . . . .     $ 54,953       $ 26,757       $   83,620       $ 55,672

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . .          154            149              152            147
    Average throughput margin per barrel . . . . . . . . .     $   7.25       $   4.95       $     6.08       $   5.50

  Natural gas <F3>:
    Gas volumes (BBtu per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . .        1,339          1,080            1,402          1,184
      Transportation . . . . . . . . . . . . . . . . . . .        1,687          1,665            1,685          1,654
        Total gas volumes. . . . . . . . . . . . . . . . .        3,026          2,745            3,087          2,838
    Average gas sales price per MMBtu. . . . . . . . . . .     $   1.74       $   2.08       $     1.70       $   2.24
    Average gas transportation fee per MMBtu . . . . . . .     $   .095       $   .107       $     .094       $   .110

  Natural gas liquids <F3>:
    Plant production (Mbbls per day) . . . . . . . . . . .         82.8           78.0             84.1           78.1
    Average market price per gallon. . . . . . . . . . . .     $   .269       $   .266       $     .268       $   .259
    Average gas cost per MMBtu . . . . . . . . . . . . . .     $   1.36       $   1.79       $     1.39       $   1.92

<F1>
Reflects the consolidation of the Partnership commencing
June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership and interest income on certain capital lease transactions with the Partnership for the 1994 periods prior to June 1, 1994.

<F3>
Operating income (loss) presented herein for the 1994 periods represents pro forma amounts that reflect the consolidation of the Partnership with Energy for such periods. Operating statistics for the natural gas and natural gas liquids segments for the 1994 periods represent pro forma statistics that reflect such consolidation.

Consolidated Results

    The Company reported net income of $20.5 million, or $.40 per share, for the second quarter of 1995 compared to $4.2 million, or $.03 per share, for the same period in 1994.
For the first six months of 1995, net income was $24.3 million, or $.42 per share, compared to $10.5 million, or $.16 per share for the first six months of 1994. Net income and earnings per share increased for both the quarter and year-to-date periods due primarily to a significant increase in operating income from the Company's refining and marketing operations in the 1995 second quarter and improved operating results from the Company's natural gas and natural gas liquids operations, including the effect of the Merger. The increases in net income and earnings per share resulting from these factors were partially offset by increases in income tax expense and net interest expense, and the nonrecurring recognition in income in 1994 of the $6.7 million remaining balance of deferred management fees resulting from the Merger. The increase in earnings per share for the year-to-date period was also partially offset by an increase in preferred stock dividend requirements resulting from the issuance in March 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock.

    Operating revenues increased $328.5 million to $744.6 million, and $737.7 million to $1,435.1 million, during the second quarter and first six months of 1995, respectively, compared to the same periods in 1994 due primarily to the inclusion of operating revenues attributable to Partnership operations in all of 1995 versus only the month of June in 1994 and to an increase in operating revenues from refining and marketing operations which is explained below under "Segment Results."

    Operating income increased $24.8 million, or 82%, to $54.9 million, and $27.9 million, or 50%, to $83.6 million during the second quarter and first six months of 1995, respectively, compared to the same periods in 1994 due primarily to an increase in operating income from refining and marketing operations which is explained below under "Segment Results" and to the inclusion of Partnership operating income in all of 1995 versus only the month of June in 1994. Partially offsetting these increases in operating income was an increase in corporate expenses, net, resulting from the above noted recognition in 1994 of the deferred management fees and the allocation of corporate expenses to the Partnership in 1994 for the periods prior to the Merger.

    As a result of the Merger and the Company's change in the method of accounting for its investment in the Partnership from the equity method to the consolidation method, the Company did not report equity in earnings (losses) of and income from the Partnership for the second quarter and first six months of 1995. See "Segment Results" below for a discussion of the Company's natural gas and natural gas liquids operations, including 100% of the operations of the Partnership on a pro forma basis for the second quarter and first six months of 1994. Equity in earnings of joint ventures was $1.5 million and $3.4 million for the second quarter and first six months of 1995, respectively, compared to equity in losses of $.1 million and $.9 million for the same periods in 1994. These increases were due primarily to an increase in the Company's equity in earnings of Javelina. Javelina's earnings increased due to higher product prices as a result of continued strong product demand from the petrochemical industry.

    Net interest and debt expense increased $8.8 million to $24.6 million, and $22.1 million to $49.7 million, during the second quarter and first six months of 1995, respectively, compared to the same periods in 1994 due primarily to the inclusion of Partnership interest expense in all of 1995 versus only the month of June in 1994. Income tax expense increased $9.5 million to $12.2 million, and $8.2 million to $14.6 million, in the 1995 second quarter and year-to-date periods, respectively, compared to the same periods in 1994 due primarily to higher pre-tax income.

Segment Results

  Refining and Marketing

    Operating revenues from the Company's refining and marketing operations increased $168 million, or 59%, to $452.2 million during the second quarter of 1995 compared to the same period in 1994 due primarily to higher purchases for resale of conventional gasoline to supply rack customers and a 19% increase in the average sales price per barrel of refined products. The purchases of conventional gasoline resulted from the Company's conversion of its Refinery operations to produce virtually all reformulated gasoline ("RFG") beginning in the fourth quarter of 1994. The average sales price per barrel increased due to higher prices for refined products, including oxygenates and other higher-value products, and premiums received on sales of RFG. These higher refined product prices resulted from increased demand for refined products, lower gasoline inventories and a sharp decline in gasoline imports.

    Operating income from the Company's refining and marketing operations increased $29 million to $45.8 million during the second quarter of 1995 compared to the same period in 1994 due primarily to an increase in throughput margins, partially offset by an increase in operating expenses. Throughput margins increased due to an approximate $15 million contribution from sales of RFG and oxygenates resulting from a strengthening RFG market, higher margins for conventional refined products of approximately $12 million and an approximate $6 million contribution from sales of products used as petrochemical feedstocks resulting from a strong petrochemical market.
As a result of the above factors, the Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, increased from $4.95 in the second quarter of 1994 to $7.25 in the second quarter of 1995. Operating expenses increased approximately $3 million due primarily to higher costs resulting from increased throughput.

    Operating revenues from the Company's refining and marketing operations increased $324.7 million, or 61%, to $856.4 million during the first six months of 1995 compared to the same period in 1994 due to an increase in purchases for resale as discussed above and an 18% increase in the average sales price per barrel. Operating income increased
$15.7 million, or 35%, to $60.9 million during the first six months of 1995 compared to the same period in 1994 due to an increase in throughput margins, partially offset by an increase in operating expenses as mentioned above. Throughput margins increased due to higher margins on sales of RFG and oxygenates of approximately $23 million and an approximate $14 million contribution from sales of petrochemical feedstocks, partially offset by an approximate $15 million decrease in conventional refined product margins and the impact of various Refinery unit turnarounds which occurred during the first half of 1995, net of improvements in unit operations resulting from such turnarounds, of approximately $5 million. The Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, increased from $5.50 in the first six months of 1994 to $6.08 in the first six months of 1995.

  Natural Gas

    Operating income from the Company's natural gas operations was $7.3 million for the second quarter of 1995 compared to pro forma operating income of $1.3 million for the same period in 1994. The $6 million increase was due to a decrease in operating expenses resulting primarily from the nonrecurrence of the $6.8 million settlement with the City of Houston regarding a franchise fee dispute which adversely affected operating expenses in the second quarter of 1994 and slightly higher gas sales margins, partially offset by a decrease in transportation revenues due primarily to an 11% decrease in average transportation fees. Total gas sales margins increased slightly as a 24% increase in gas sales volumes, primarily lower-margin spot and off-system sales, and the nonrecurrence of certain adverse settlements in 1994 were mostly offset by lower unit margins and reduced volumetric gains. Both unit sales margins and transportation fees were adversely affected by mild weather and industry-wide higher natural gas storage inventories in the second quarter of 1995, resulting in intense competition for market share.

    Operating income from the Company's natural gas operations was $17.1 million for the first six months of 1995 compared to pro forma operating income of $9.5 million for the same period in 1994. The $7.6 million increase was due to a decrease in operating, selling and administrative expenses, primarily the nonrecurrence of the 1994 settlement with the City of Houston described above, lower transportation expense and legal fees, and a slight increase in gas sales margins, partially offset by a $4.2 million decrease in transportation revenues. The increase in gas sales margins and decrease in transportation revenues were due to the factors noted above.

  Natural Gas Liquids

    Operating income from the Company's NGL operations was $10.8 million for the second quarter of 1995 compared to pro forma operating income of $9.4 million for the same period in 1994. The $1.4 million increase was due primarily to an increase in NGL margins. NGL margins increased due primarily to a decrease in fuel and shrinkage costs resulting from a decrease in the average cost of natural gas. Average natural gas costs decreased due to the factors noted above under "Natural Gas."

    Operating income from the Company's NGL operations was $22.8 million for the first six months of 1995 compared to pro forma operating income of $10.5 million for the same period in 1994. The $12.3 million increase was due primarily to an increase in NGL margins of $9.4 million, a decrease in transportation and fractionation costs and an increase in processing and other fees. NGL margins increased due primarily to a decrease in the average cost of natural gas and an increase in average NGL market prices which resulted from strong petrochemical demand.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by the Company's operating activities totalled $112.3 million during the first half of 1995 compared to $19.9 million during the same period in 1994. The increase in 1995 from 1994 was due primarily to the increase in income described above under "Results of Operations" and a decrease in working capital requirements primarily attributable to lower refining inventory requirements and payments in 1994 of amounts owed in connection with certain capital expenditures incurred in 1993. During the 1995 period, the Company utilized the cash provided by its operating activities, proceeds from the issuance of medium-term notes ("Medium-Term Notes"), short-term bank borrowings, and a portion of its existing cash balances to fund capital expenditures and deferred turnaround and catalyst costs, to reduce borrowings under its revolving bank credit and letter of credit facility, to repay principal on certain outstanding nonbank debt, and to pay common and preferred stock dividends.

    In the first quarter of 1995, the Securities and Exchange Commission declared effective Energy's shelf registration statement to offer up to $250 million principal amount of additional debt securities, including Medium-Term Notes, $96.5 million of which had been issued through July 31, 1995. The net proceeds received to date from this offering have been used to reduce bank debt and any future proceeds will be added to the Company's funds and used for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital.

    Energy currently maintains an unsecured $250 million revolving bank credit and letter of credit facility. During the second quarter of 1995, Energy entered into a new, uncommitted bank letter of credit facility which is being used to support the Company's Refinery feedstock trading activity. Energy also has $145 million of unsecured short-term bank credit lines which are uncommitted and unrestricted as to use, $16 million of which was outstanding at June 30, 1995. Under the terms of Energy's $250 million credit facility, total borrowings under these short-term credit lines are limited to $100 million and any amounts outstanding under such short-term lines automatically reduce the availability under the $250 million credit facility. As of June 30, 1995, Energy had approximately $142 million available under its $250 million credit facility for additional borrowings and letters of credit.

    Energy's revolving bank credit and letter of credit facility (which is the most restrictive of the Company's various financing agreements) contains covenants limiting Energy's ability to make certain "restricted payments," to make certain "restricted disbursements," and to make advances and capital contributions to the Partnership. The facility also contains covenants that require Energy to maintain a minimum consolidated net worth and also contains various financial tests including debt-to-capitalization, working capital, fixed charge and earnings coverage ratios. Under the most restrictive of such covenants, Energy had the ability to pay approximately $29 million in common and preferred stock dividends and other restricted payments at June 30, 1995. The Company's long-term debt also includes Valero Management Partnership, L.P.'s First Mortgage Notes (the "First Mortgage Notes"), $476.1 million of which was outstanding at June 30, 1995. The indenture of mortgage and deed of trust pursuant to which the First Mortgage Notes were issued also contains various restrictive covenants. The Company was in compliance with all covenants contained in its various debt facilities as of June 30, 1995.

    During the first six months of 1995, the Company expended approximately $99 million for capital investments, including capital expenditures, deferred turnaround and catalyst costs, and investments in and advances to joint ventures. Of this amount, $81 million related to refining and marketing operations including $31 million for turnarounds of the Refinery's hydrodesulfurization, hydrocracker and reformer units, while $13 million related to natural gas and NGL operations. Also included in the refining and marketing amount was $36 million for renovation of a methanol plant located in Clear Lake, Texas. The remaining $24 million of the Company's total commitment for the plant renovation is expected to be paid in the third quarter of 1995. For total year 1995, the Company currently expects to spend approximately $175 million for capital expenditures, deferred turnaround and catalyst costs, and investments and related expenditures, including payments related to the methanol plant renovation discussed above.

    The Company currently owns a 35 percent interest in Productos Ecologicos, S.A. de C.V., a Mexican corporation ("Proesa"), which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. As is more fully described in the Company's Form 10-K for the year ended December 31, 1994, the Company has entered into a letter of understanding with the other owners of Proesa under which the Company's interest in the Project would be increased to 45 percent; in connection with attempting to arrange financing for the Project, the Company has also indicated that it would agree to further increase its interest to 50 percent. However, any increases in ownership would be subject to arranging financing for the Project. In January 1995, the Company suspended further investment in the Project pending resolution of key issues, including renegotiation of purchase and sales agreements between Proesa and Petroleos Mexicanos, S.A. ("Pemex"), implementation of certain additional agreements with Pemex and definitive agreement with Proesa's other owners regarding their respective interests in and funding commitments to the Project. Definitive contract terms have not yet been negotiated; however, discussions with Pemex are continuing. Proesa and its owners are continuing to pursue funding for the Project; however, agreement has not been reached and there is no assurance that financing can be arranged on satisfactory terms. At June 30, 1995, the Company had a total investment in the Project of approximately $16 million, and Proesa had incurred additional obligations totalling approximately $10 million which have not been funded by its owners. Proesa currently has no independent funding sources, and in the event outside financing cannot be arranged, Proesa would necessarily request additional funding from its owners.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   Alonso, et al. v. Fina Oil and Chemical Company, Forest Oil Corporation, Valero Energy Corporation, Valero Natural Gas Company, Valero Refining and Marketing Company, et al., 370th State District Court, Hidalgo County, Texas (filed May 17, 1995). In 1987, VT, L.P. and Forest Oil Corporation ("Forest"), a producer from whom VT, L.P. had purchased natural gas, entered into an agreement settling a take-or-pay dispute between the parties. Under this agreement, VT, L.P. agreed to pay one-half of certain excess royalty claims relating to production of natural gas after the date of the agreement. This lawsuit was filed by certain mineral interest owners in tracts of land located in Hidalgo County, Texas, against Forest and several other defendants, including the Company. Plaintiffs allege that the numerous "operator defendants" (excluding the Company) breached certain express and implied covenants and breached specific duties owed to the plaintiffs thus depriving them of the full value of their royalty interests. The Company is named as a "purchaser defendant." Plaintiffs allege that the Company conspired with Forest to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract
dispute.   Plaintiffs seek unspecified actual and punitive
damages.

   American Plant Food Corporation, et al., v. Colonial
Pipeline Company; Texaco, Inc.; Valero Energy Corporation;
et al., 80th State District Court, Harris County, Texas (filed June 1, 1995). Plaintiffs in this lawsuit allege that their property was damaged by fire and contaminated by the product released from the defendants' pipelines during the October 20, 1994 flood of the San Jacinto River in Harris County, Texas. This lawsuit is based upon the same occurrence and asserts generally the same claims as those described in the Cook lawsuit discussed below. Damages are unspecified.

   Cook, et al. v. Shell Oil Company; Texaco, Inc.; Valero Management Company; Valero Transmission, L.P.; et al., 172nd State District Court, Jefferson County, Texas (filed November 7,
1994). This lawsuit arises from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas, on October 20, 1994. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance. Plaintiffs seek an unspecified amount of actual and punitive damages. VT, L.P. was added as a defendant in this lawsuit on May 11, 1995.

   J.M. Davidson, Inc. v. Valero Energy Corporation; Valero Hydrocarbons, L.P.; et al., 229th State District Court, Duval County, Texas (filed January 21, 1993). This lawsuit is based upon construction work performed by plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. Plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. Plaintiff has filed a third amended petition dropping certain causes of action and reducing its claim for damages to actual damages of $3.7 million and punitive damages of $20.5 million. The defendants' motion for summary judgment regarding certain of plaintiff's tort claims was argued on June 23, 1995, but the court has not issued a ruling.

   King, et al. v. E.I. DuPont de Nemours & Co., Valero Energy Corporation, et al., 60th State District Court, Jefferson County, Texas (filed April 4, 1995, removed to the United States District Court for the Eastern District of Texas, Beaumont, Texas Division). This lawsuit was filed on behalf of approximately 1,400 plaintiffs against almost 200 defendants, including the Company. The plaintiffs purportedly have worked at the refineries, chemical plants, and other industrial facilities of the defendants. Plaintiffs claim that the premises where they worked were unsafe because of the presence of asbestos insulation and other allegedly defective asbestos products in the facilities. The plaintiffs claim to have suffered personal injuries and death as a result of their exposure to asbestos at the defendants' facilities. Plaintiffs seek unspecified actual and punitive damages based on claims of negligence, gross negligence, wrongful death and numerous other tort claims.

   The Long Trusts v. Tejas Gas Corporation; Valero
Transmission, L.P.; et al., 123rd Judicial District Court, Panola County, Texas (filed March 1, 1989). On April 15, 1994, certain trusts (the "Long Trusts") named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against Tejas Gas Corporation ("Tejas"), a supplier with whom VT, L.P., as successor to VTC, has contractual relationships under gas purchase contracts. VT, L.P. agreed to cooperate with Tejas in the conduct of the Long Trusts' litigation and to bear a substantial portion of the costs of any appeal and of any nonappealable final judgment against Tejas in order to resolve certain disputes with respect to the gas purchase contracts. In January 1993, the District Court ruled in favor of the Long Trusts' motion for summary judgment against Tejas. Damages, if any, were not determined. In the Long Trusts' sixth amended petition, the trusts seek $50 million in damages as a result of the Valero Defendants' alleged interference between the Long Trusts and Tejas, and seek $36 million in take-or-pay damages against Tejas. The Long Trusts also seek punitive damages in an amount equal to treble the amount of actual damages proven at trial. The Company believes that the claims brought by the Long Trusts have been significantly overstated, and that Tejas and the Valero Defendants have a number of meritorious defenses to the claims.

   Steven M. Mizel v. Valero Energy Corporation, Valero Natural Gas Company, and Valero Natural Gas Partners, L.P., United States District Court for the Southern District of California, (filed May 1, 1995). This is a federal securities fraud class action lawsuit filed by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. Plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the merger of VNGP, L.P. with a wholly owned subsidiary of the Company contained fraudulent misrepresentations. Plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was previously the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the merger. The Company believes that plaintiff's claims have been settled and released by the prior class action settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of stockholders was held May 9, 1995. Matters voted on at the meeting and the results thereof included (i) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 38,148,847 affirmative votes, 80,174 negative votes, and 91,016 abstentions); (ii) a proposal to adopt the Company's Executive Stock Incentive Plan (approved with 34,128,882 affirmative votes, 3,828,029 negative votes, and 363,126 abstentions), and (iii) a proposal to elect three Class III directors to serve until 1998 - Robert G. Dettmer (approved with 38,124,468 affirmative votes, and 195,570 abstentions), Ruben M. Escobedo (approved with 38,123,900 affirmative votes, and 196,138 abstentions), Lowell H. Lebermann (approved with 38,123,050 affirmative votes, and 196,988 abstentions) - and one Class I director to serve until 1996: Susan Kaufman Purcell (approved with 38,116,078 affirmative votes, and 203,960 abstentions).

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

     11.1      Computation of Earnings Per Share

     27.1*     Financial Data Schedule
   __________

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

     (b)  Reports on Form 8-K.

     (i) A Current Report on Form 8-K, dated May 23, 1995, was filed electronically on May 31, 1995, reporting Item 5. Other Events, in connection with the execution of an Assumption Agreement by and between the Company and Wertheim Schroder & Co., Inc. ("Wertheim") in connection with Wertheim's solicitation of offers to purchase $10,000,000 of the Company's Medium-Term Notes. Pursuant to the Assumption Agreement, Wertheim agreed to assume the terms and obligations of that certain Distribution Agreement by and among the Company, Lehman Brothers Inc., Salomon Brothers Inc, and BT Securities Corporation which provides for the issuance from time to time of the Company's Medium-Term Notes.

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


Date:  August 9, 1995