Form 10-Q
period 1995-09-30
VALERO ENERGY CORP
filed 1995-11-09
CIK 21271

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

                  Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1995.

                                            Number of
                                              Shares
           Title of Class                  Outstanding

      Common Stock, $1 Par Value            43,694,304

            VALERO ENERGY CORPORATION AND SUBSIDIARIES

                              INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1995 and
    December 31, 1994. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended and Nine Months Ended September 30,
    1995 and 1994. . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the Nine
    Months Ended September 30, 1995 and 1994 . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                                   PART I - FINANCIAL INFORMATION
                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (Thousands of Dollars)


                                                                 September 30,
                                                                     1995           December 31,
                                                                  (Unaudited)          1994
                          ASSETS


CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . .    $   23,271         $   26,210
  Cash held in debt service escrow . . . . . . . . . . . . . .        16,428             35,441
  Receivables, less allowance for doubtful accounts of
    $1,076 (1995) and $2,770 (1994). . . . . . . . . . . . . .       227,102            232,273
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       169,215            182,089
  Current deferred income tax assets . . . . . . . . . . . . .        31,913             31,842
  Prepaid expenses and other . . . . . . . . . . . . . . . . .        18,550             25,017
                                                                     486,479            532,872
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $106,982 (1995)
  and $115,785 (1994), at cost . . . . . . . . . . . . . . . .     2,695,327          2,672,715
    Less:  Accumulated depreciation. . . . . . . . . . . . . .       600,577            531,501
                                                                   2,094,750          2,141,214
INVESTMENT IN AND ADVANCES TO JOINT
  VENTURES . . . . . . . . . . . . . . . . . . . . . . . . . .        42,020             41,162

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . .       137,509            116,110

                                                                  $2,760,758         $2,831,358

See Notes to Consolidated Financial Statements.

                                         PART I - FINANCIAL INFORMATION
                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Thousands of Dollars)

                                                                           September 30,
                                                                              1995              December 31,
                                                                           (Unaudited)              1994
        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   25,000            $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . . . .       46,879                62,230
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      269,190               341,694
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,707                19,693
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .       31,272                37,150
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .        9,721                 -
                                                                              393,769               460,767

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . .      993,227             1,021,820

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .      267,607               264,236

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . .       55,458                59,405

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 126,500 (1995 and 1994) shares . . . . .       12,650                12,650

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1995 and 1994) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . .        3,450                 3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 43,717,002 (1995) and 43,463,869 (1994) shares. . . . . . . .       43,717                43,464
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      538,818               536,613
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,518)              (13,706)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .      463,660               442,659
  Treasury stock, 3,193 (1995) and -0- (1994) common shares,
    at cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (80)                -
                                                                            1,038,047             1,012,480

                                                                           $2,760,758            $2,831,358

See Notes to Consolidated Financial Statements.

                                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands of Dollars, Except Per Share Amounts)
                                                         (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                           1995        1994          1995           1994


OPERATING REVENUES . . . . . . . . . . . . . . . . .      $740,327    $577,429     $2,175,469     $1,274,849

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . .       636,182     491,317      1,902,890      1,063,572
  Selling and administrative expenses. . . . . . . .        21,205      17,715         56,445         53,116
  Depreciation expense . . . . . . . . . . . . . .          25,159      25,242         74,733         59,352
    Total. . . . . . . . . . . . . . . . . . . . . .       682,546     534,274      2,034,068      1,176,040

OPERATING INCOME . . . . . . . . . . . . . . . . . .        57,781      43,155        141,401         98,809

EQUITY IN EARNINGS (LOSSES) OF AND
  INCOME FROM:
    Valero Natural Gas Partners, L.P.. . . . . . . .         -           -              -            (10,698)
    Joint ventures . . . . . . . . . . . . . . . . .         1,272       1,091          4,671            235

OTHER INCOME, NET. . . . . . . . . . . . . . . . . .           550         183          2,160            559

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . .       (26,016)    (25,443)       (78,199)       (53,814)
  Capitalized. . . . . . . . . . . . . . . . . . . .         1,843         748          4,278          1,548

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .        35,430      19,734         74,311         36,639

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . .        12,800       7,200         27,400         13,600

NET INCOME . . . . . . . . . . . . . . . . . . . . .        22,630      12,534         46,911         23,039
  Less:  Preferred stock dividend requirements . . .         2,967       2,989          8,895          6,510

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . . .      $ 19,663    $  9,545     $   38,016     $   16,529

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . .      $    .45    $    .22     $      .87     $      .38

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . . .        43,682      43,387         43,633         43,352

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . .      $    .13    $    .13     $      .39     $      .39

See Notes to Consolidated Financial Statements.

                                 VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Thousands of Dollars)
                                                 (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  46,911      $  23,039
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . .        74,733         59,352
      Amortization of deferred charges and other, net. . . . . . . .        23,742         14,327
      Changes in current assets and current liabilities. . . . . . .        19,837        (76,952)
      Deferred income tax expense. . . . . . . . . . . . . . . . . .         3,300          8,900
      Equity in (earnings) losses in excess of distributions:
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . . . .         -             16,179
        Joint ventures . . . . . . . . . . . . . . . . . . . . . . .        (4,148)          (235)
      Changes in deferred items and other, net . . . . . . . . . . .       (10,158)        (1,806)
        Net cash provided by operating activities. . . . . . . . . .       154,217         42,804

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .       (99,828)       (46,469)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . .       (35,228)        (3,930)
  Investment in and advances to joint ventures, net. . . . . . . . .          (372)        (3,632)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . . .         -           (124,264)
  Distributions from Valero Natural Gas Partners, L.P. . . . . . . .         -              2,789
  Dispositions of property, plant and equipment. . . . . . . . . . .        13,840          4,290
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           230          1,068
    Net cash used in investing activities. . . . . . . . . . . . . .      (121,358)      (170,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . . . .        25,000          -
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . . . .        96,500         12,600
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . .      (138,857)       (15,000)
  (Increase) decrease in cash held in debt service escrow
    for principal. . . . . . . . . . . . . . . . . . . . . . . . . .         6,340        (15,178)
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . .       (17,018)       (16,910)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . .        (8,892)        (5,612)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . . .         -            167,878
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . .         1,129          2,044
    Net cash provided by (used in) financing activities. . . . . . .       (35,798)       129,822

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . .        (2,939)         2,478

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .        26,210          7,252

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  23,271      $   9,730

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

Note 2

   Acquisition of Valero Natural Gas Partners, L.P.

     Effective May 31, 1994, the Company acquired through a merger (the "Merger") the remaining effective equity interest of approximately 51% in Valero Natural Gas Partners, L.P. ("VNGP, L.P.") and its consolidated subsidiaries (collectively referred to herein as the "Partnership"). The consolidated statements of income of the Company for the three months ended and nine months ended September 30, 1995 and 1994, reflect the Company's 100% interest in the Partnership's operations after May 31, 1994 and its effective equity interest of approximately 49% for periods prior to and including May 31, 1994. The following unaudited pro forma financial information of the Company assumes that the Merger occurred for the period presented. Such pro forma information is not necessarily indicative of the results of future operations. (Dollars in thousands, except per share amounts.)

                                                            Nine Months Ended
                                                           September 30, 1994


          Operating revenues . . . . . . . . . . . . . . .     $1,771,391
          Operating income . . . . . . . . . . . . . . . .         98,827
          Net income . . . . . . . . . . . . . . . . . . .         15,546
          Net income applicable to common stock. . . . . .          6,579
          Earnings per share of common stock . . . . . . .            .15

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

                                                                   Nine Months Ended
                                                                    September 30,
                                                                  1995          1994


     Cash held in debt service escrow for interest . . . .       $12,673      $   -
     Receivables, net. . . . . . . . . . . . . . . . . . .         5,171       (34,070)
     Inventories . . . . . . . . . . . . . . . . . . . . .        12,874       (24,744)
     Prepaid expenses and other. . . . . . . . . . . . . .         6,467        15,403
     Accounts payable. . . . . . . . . . . . . . . . . . .       (16,867)      (30,229)
     Accrued interest. . . . . . . . . . . . . . . . . . .        (7,986)       (3,739)
     Other accrued expenses. . . . . . . . . . . . . . . .        (5,878)          257
     Income taxes payable. . . . . . . . . . . . . . . . .        13,383           170
        Total. . . . . . . . . . . . . . . . . . . . . . .       $19,837      $(76,952)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1995         1994


     Interest (net of amount capitalized of $4,278 (1995)
        and $1,548 (1994)) . . . . . . . . . . . . . . . . . . .   $80,401     $55,108
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . .     9,813       4,957

Note 4

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $21 million at September 30, 1995. Natural gas in underground storage, NGLs and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of September 30, 1995 and December 31, 1994 were as follows (in thousands):

                                                     September 30,   December 31,
                                                         1995           1994


     Refinery feedstocks . . . . . . . . . . . .      $ 68,286        $ 82,099
     Refined products and blendstocks. . . . . .        46,058          50,499
     Natural gas in underground storage. . . . .        31,582          29,678
     NGLs  . . . . . . . . . . . . . . . . . . .         7,538           4,664
     Materials and supplies. . . . . . . . . . .        15,751          15,149
                                                      $169,215        $182,089

     Refinery feedstock and refined product and blendstock inventory volumes totalled 8 million barrels ("MMbbls") and
8.9 MMbbls at September 30, 1995 and December 31, 1994, respectively. Natural gas inventory volumes totalled approximately 12.9 trillion British thermal units ("TBtus") and
9.8 TBtus at September 30, 1995 and December 31, 1994, respectively.

Note 5

   Litigation and Contingencies

     Several lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The plaintiffs are property owners in areas surrounding the damaged pipelines. The plaintiffs allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, contamination, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. The plaintiff's third amended petition alleges actual damages of approximately $3.7 million and punitive damages of $20.5 million. The defendants' motion for summary judgment regarding certain of the plaintiff's tort claims was argued on June 23, 1995, but the court has not issued a ruling.

     In 1987, a subsidiary of the Company and a producer from whom it had purchased natural gas, entered into an agreement settling a take-or-pay dispute between the parties. Under this agreement, the subsidiary agreed to pay one-half of certain excess royalty claims relating to production of natural gas after the date of the agreement. In May 1995, certain mineral interest owners in tracts of land located in Hidalgo County, Texas, brought a lawsuit against the producer and several other defendants, including the Company. The plaintiffs allege that the numerous "operator defendants" (excluding the Company) breached certain express and implied covenants and breached specific duties owed to the plaintiffs thus depriving them of the full value of their royalty interests. The Company is named as a "purchaser defendant." The plaintiffs allege that the Company conspired with the producer to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. The plaintiffs seek unspecified actual and punitive damages.

     On April 15, 1994, certain trusts named certain
subsidiaries of the Company as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against a supplier with whom the Valero defendants have contractual relationships under gas purchase contracts. The Valero defendants agreed to cooperate with the supplier in the conduct of the trusts' litigation and to bear a substantial portion of the costs of any appeal and of any nonappealable final judgment against the supplier in order to resolve certain disputes with respect to the gas purchase contracts. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against
the supplier.  Damages, if any, were not determined.   In the
trusts' sixth amended petition, the trusts seek $50 million in damages as a result of the Valero Defendants' alleged interference and conspiracy between the trusts and the supplier, and seek $36 million in take-or-pay damages against the supplier. The trusts also seek punitive damages in an amount equal to treble the amount of actual damages proven at trial. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims.

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

     A federal securities fraud class action lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the Merger contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was previously the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement. The court recently granted the Company's motion to transfer venue from the Southern District of California to the Western District of Texas.

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

            VALERO ENERGY CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Merger of VNGP, L.P. with Energy was consummated on May 31, 1994. As a result of the Merger, VNGP, L.P. has become a subsidiary of Energy. The accompanying consolidated statements of income of the Company for the three months ended and nine months ended September 30, 1995 and 1994 reflect the Company's 100% interest in the Partnership's operations after May 31, 1994 and its effective equity interest of approximately 49% for periods prior to and including May 31, 1994. Because 1994 third quarter year-to-date results of operations for the Company's natural gas and natural gas liquids segments are not comparable to the same period in 1995 due to the Merger, the year-to-date discussion of these segments which follows under "Results of Operations - Segment Results" is based on pro forma operating results for the 1994 year-to-date period that reflect the consolidation of the Partnership with Energy for all of such period.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended and nine months ended September 30, 1995 and 1994. Certain 1994 amounts have been restated for comparative purposes. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                              1995          1994               1995             1994


OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . .     $435,149      $288,738          $1,291,544      $  820,425
  Natural gas <F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . . .      209,862       197,842             642,196         265,060
    Transportation . . . . . . . . . . . . . . . . . . .       14,640        16,450              43,408          22,011
  Natural gas liquids <F1> . . . . . . . . . . . . . . .      116,894       115,080             319,155         176,778
  Other <F1> . . . . . . . . . . . . . . . . . . . . . .           32           102                  95          42,608
  Intersegment eliminations <F1> . . . . . . . . . . . .      (36,250)      (40,783)           (120,929)        (52,033)
    Total. . . . . . . . . . . . . . . . . . . . . . . .     $740,327      $577,429          $2,175,469      $1,274,849

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . .     $ 47,688      $ 28,337          $  108,591      $   73,512
  Natural gas <F1> . . . . . . . . . . . . . . . . . . .        9,751         9,688              26,874          15,055
  Natural gas liquids <F1> . . . . . . . . . . . . . . .       10,205        13,550              33,012          20,351
  Corporate general and administrative expenses and
    other, net <F1>. . . . . . . . . . . . . . . . . . .       (9,863)       (8,420)            (27,076)        (10,109)
      Total. . . . . . . . . . . . . . . . . . . . . . .     $ 57,781      $ 43,155          $  141,401      $   98,809

Equity in earnings (losses) of and income from:
  Valero Natural Gas Partners, L.P. <F2> . . . . . . . .     $  -          $  -              $    -          $  (10,698)
  Joint ventures . . . . . . . . . . . . . . . . . . . .     $  1,272      $  1,091          $    4,671      $      235
Interest and debt expense, net . . . . . . . . . . . . .     $ 24,173      $ 24,695          $   73,921      $   52,266
Net income . . . . . . . . . . . . . . . . . . . . . . .     $ 22,630      $ 12,534          $   46,911      $   23,039
Net income applicable to common stock. . . . . . . . . .     $ 19,663      $  9,545          $   38,016      $   16,529
Earnings per share of common stock . . . . . . . . . . .     $    .45      $    .22          $      .87      $      .38

PRO FORMA OPERATING INCOME (LOSS) <F3>:
  Refining and marketing . . . . . . . . . . . . . . . .     $ 47,688      $ 28,337          $  108,591      $   73,512
  Natural gas. . . . . . . . . . . . . . . . . . . . . .        9,751         9,688              26,874          19,153
  Natural gas liquids. . . . . . . . . . . . . . . . . .       10,205        13,550              33,012          24,078
  Corporate general and administrative expenses and
    other, net . . . . . . . . . . . . . . . . . . . . .       (9,863)       (8,420)            (27,076)        (17,916)
      Total. . . . . . . . . . . . . . . . . . . . . . .     $ 57,781      $ 43,155          $  141,401      $   98,827

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . .          168           150                 157             148
    Average throughput margin per barrel . . . . . . . .     $   6.64      $   5.79          $     6.28      $     5.60

  Natural gas <F3>:
    Gas volumes (BBtu per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . .        1,409         1,112               1,404           1,160
      Transportation . . . . . . . . . . . . . . . . . .        1,765         1,831               1,712           1,714
        Total gas volumes. . . . . . . . . . . . . . . .        3,174         2,943               3,116           2,874
    Average gas sales price per MMBtu. . . . . . . . . .     $   1.61      $   1.93          $     1.67      $     2.14
    Average gas transportation fee per MMBtu . . . . . .     $   .090      $   .098          $     .093      $     .106

  Natural gas liquids <F3>:
    Plant production (Mbbls per day) . . . . . . . . . .         76.7          81.3                81.6            79.2
    Average market price per gallon. . . . . . . . . . .     $   .248      $   .276          $     .261      $     .265
    Average gas cost per MMBtu . . . . . . . . . . . . .     $   1.28      $   1.61          $     1.35      $     1.82

<F1>
Reflects the consolidation of the Partnership commencing June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership and interest income on certain capital lease transactions with the Partnership for the 1994 year-to-date period prior to June 1,
1994.

<F3>
Operating income (loss) presented herein for the nine months ended September 30, 1994 represents pro forma amounts that reflect the consolidation of the Partnership with Energy for such period.  Operating statistics for the natural gas and natural gas liquids segments for the nine months ended September 30, 1994 represent pro forma statistics that reflect such consolidation.

Consolidated Results

     The Company reported net income of $22.6 million, or $.45 per share, for the third quarter of 1995 compared to $12.5 million, or $.22 per share, for the same period in 1994. For the first nine months of 1995, net income was $46.9 million, or $.87 per share, compared to $23 million, or $.38 per share for the same period in 1994. Net income and earnings per share increased for the quarter due primarily to a significant increase in operating income from the Company's refining and marketing operations, partially offset by a decrease in operating income from the Company's NGL operations and an increase in income tax expense. Net income and earnings per share increased for the year-to-date period due primarily to the increase in refining and marketing operating income in the 1995 second and third quarters and an increase in equity in earnings of joint ventures, partially offset by an increase in income tax expense. The increase in earnings per share for the year-to-date period was also partially offset by an increase in preferred stock dividend requirements resulting from the issuance in March 1994 of
3.45 million shares of Energy's $3.125 Convertible Preferred
Stock.

     Operating revenues increased $163 million to $740.4 million during the third quarter of 1995 compared to the same period in 1994 due primarily to an increase in operating revenues from refining and marketing operations which is explained below under "Segment Results." Operating revenues increased $900.7 million to $2,175.5 million during the first nine months of 1995 compared to the same period in 1994 due primarily to an increase in operating revenues from refining and marketing operations as noted above and the inclusion of operating revenues attributable to Partnership operations in all of 1995 versus only the months of June through September in 1994. Other operating revenues decreased $42.5 million during the first nine months of 1995 compared to the same period in 1994 due to the elimination of management fee revenues received by the Company from the Partnership as a result of the Merger.

     Operating income increased $14.7 million, or 34%, to $57.8 million during the third quarter of 1995 compared to the same period in 1994 due primarily to an increase in operating income from refining and marketing operations, partially offset by a decrease in operating income from NGL operations, both of which are explained below under "Segment Results." Operating income increased $42.6 million, or 43%, to $141.4 million during the first nine months of 1995 compared to the same period in 1994 due primarily to the above noted increase in operating income from refining and marketing operations and to the inclusion of Partnership operating income in all of 1995 versus only the months of June through September in 1994. Partially offsetting these increases in operating income was an increase in corporate expenses, net, resulting from the nonrecurring recognition in income in 1994 of deferred management fees resulting from the Merger and the allocation of corporate expenses to the Partnership in 1994 for the periods prior to the Merger.

     As a result of the Merger and the Company's change in the method of accounting for its investment in the Partnership from the equity method to the consolidation method, the Company did not report equity in earnings (losses) of and income from the Partnership for the third quarter and first nine months of 1995 and the third quarter of 1994. See "Segment Results" below for a discussion of the Company's natural gas and natural gas liquids operations, including 100% of the operations of the Partnership on a pro forma basis for the first nine months of 1994. Equity in earnings of joint ventures increased $4.5 million to $4.7 million for the first nine months of 1995 compared to the same period in 1994 due to an increase in the Company's equity in earnings of Javelina. Javelina's earnings increased due primarily to lower feedstock costs and higher product prices as a result of strong product demand from the petrochemical industry.

     Net interest and debt expense increased $21.6 million to $73.9 million during the first nine months of 1995 compared to the first nine months of 1994 due primarily to the inclusion of Partnership interest expense in all of 1995 versus only the months of June through September in 1994. Income tax expense increased $5.6 million to $12.8 million, and $13.8 million to $27.4 million, in the 1995 third quarter and year-to-date periods, respectively, compared to the same periods in 1994 due primarily to higher pre-tax income.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $146.4 million, or 51%, to $435.1 million during the third quarter of 1995 compared to the same period in 1994 due primarily to higher purchases for resale of conventional gasoline to supply rack customers and a 12% increase in throughput volumes, partially offset by a 6% decrease in the average sales price per barrel of refined products. The purchases of conventional gasoline resulted from the Company's conversion of its Refinery operations to produce primarily reformulated gasoline ("RFG") beginning in the fourth quarter of 1994. Throughput volumes increased as a result of capital improvements and various unit turnarounds completed during the first half of 1995. The average sales price per barrel decreased due primarily to lower gasoline prices resulting from higher gasoline production levels.

     Operating income from the Company's refining and marketing operations increased $19.4 million, or 69%, to $47.7 million during the third quarter of 1995 compared to the same period in 1994 due primarily to an increase in total throughput margins, including the effect of higher throughput volumes discussed above. Total throughput margins increased due to an approximate $10 million contribution from sales of RFG and oxygenates resulting from a continued strong RFG market and an approximate $4 million contribution from sales of products used as petrochemical feedstocks resulting from a strong petrochemical market. Throughput margins were also positively affected by the nonrecurrence of a turnaround of the Refinery's heavy oil cracker unit which began in the third quarter of 1994 and Refinery unit capital improvements which were completed during the first half of 1995 as noted above. As a result of the above factors, the Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, increased 15%, from $5.79 in the third quarter of 1994 to $6.64 in the third quarter of 1995. Although operating expenses increased slightly during the third quarter of 1995 compared to the same period in 1994, operating expenses per barrel decreased by approximately 9% due to the increase in throughput volumes noted above.

     Operating revenues from the Company's refining and marketing operations increased $471.1 million, or 57%, to $1,291.5 million during the first nine months of 1995 compared to the same period in 1994 due to an increase in purchases for resale and higher throughput volumes as discussed above and a 10% increase in the average sales price per barrel due to higher refined product prices, including higher prices received on sales of RFG and other higher-value products. Operating income increased $35.1 million, or 48%, to $108.6 million during the first nine months of 1995 compared to the same period in 1994 due to an increase in total throughput margins, partially offset by an increase in operating and other expenses. Throughput margins increased due to higher margins on sales of RFG and oxygenates of approximately $33 million, an approximate $17 million contribution from sales of petrochemical feedstocks, and an approximate $7 million improvement due to higher throughput volumes resulting from unit capital improvements, net of the effect of unit turnarounds which occurred in 1995 and 1994 as described above. These increases in throughput margins were partially offset by an approximate $13 million decrease in conventional refined product margins. The Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, increased 12%, from $5.60 in the first nine months of 1994 to $6.28 in the first nine months of 1995. Although operating expenses increased approximately $3 million due primarily to higher costs resulting from increased throughput, operating expenses per barrel decreased by approximately 3%.

  Natural Gas

     Operating income from the Company's natural gas operations of $9.8 million for the third quarter of 1995 was basically unchanged from the $9.7 million of operating income for the same period in 1994 as a slight increase in total gas sales margins was offset by an 11% decrease in transportation revenues. Total gas sales margins increased slightly as a 27% increase in average daily natural gas sales volumes, primarily spot market and off-system sales, combined with reductions in gas costs resulting from price risk management activities, were mostly offset by lower unit margins and reduced volumetric gains. The decrease in transportation revenues was due to an 8% decrease in average transportation fees and a 4% decrease in transportation volumes. Both unit sales margins and transportation fees were adversely affected by surplus industry capacity, resulting in continued intense competition for market share.

     Operating income from the Company's natural gas operations was $26.9 million for the first nine months of 1995 compared to pro forma operating income of $19.2 million for the same period in 1994. The $7.7 million increase was due primarily to an approximate $9 million decrease in operating, selling and administrative expenses and an approximate $4 million increase in total gas sales margins and other operating revenues, partially offset by an approximate $6 million decrease in transportation revenues. The decrease in operating, selling and administrative expenses was due primarily to the nonrecurrence of certain adverse settlements in 1994, including a $6.8 million settlement with the City of Houston regarding a franchise fee dispute, and lower transportation expense. Total gas sales margins increased due to a 21% increase in gas sales volumes, the nonrecurrence of certain settlements relating to measurement and customer billing differences which adversely affected the 1994 period, and reductions in gas costs resulting from price risk management activities, partially offset by lower unit margins and reduced volumetric gains. Although gas sales volumes increased, such increase was due primarily to an increase in lower-margin spot and off-system sales, resulting in lower unit margins. The decrease in transportation revenues was due primarily to a 12% decrease in average transportation fees. Unit sales margins and transportation fees were adversely affected by intense industry competition as noted above.

  Natural Gas Liquids

     Operating income from the Company's NGL operations decreased $3.3 million, or 24%, to $10.2 million during the third quarter of 1995 compared to the same period in 1994 due primarily to a decrease in NGL margins. NGL margins decreased due to a 10% decrease in the average NGL market price resulting primarily from above-normal ethane inventory levels and a 6% decrease in average daily production volumes resulting primarily from the sale of the Company's two west Texas processing plants effective August 1, 1995, partially offset by a decrease in fuel and shrinkage costs resulting from a decrease in the average cost of natural gas. Average natural gas costs decreased due to surplus industry capacity.

     Operating income from the Company's NGL operations was $33 million for the first nine months of 1995 compared to pro forma operating income of $24 million for the same period in 1994. The $9 million increase was due primarily to an increase in NGL margins of approximately $5 million and a decrease in transportation and fractionation costs of approximately
$5 million, partially offset by a decrease in revenues from transportation and fractionation of third party plant production. NGL margins increased due primarily to a decrease in the average cost of natural gas.

  Other

     Pro forma corporate general and administrative expenses and other, net, increased $9.2 million during the first nine months of 1995 compared to the same period in 1994 due primarily to the nonrecurring recognition in income in 1994 of deferred management fees resulting from the Merger, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities totalled $154.2 million during the first nine months of 1995 compared to $42.8 million during the same period in 1994. The increase in 1995 from 1994 was due primarily to the increase in income described above under "Results of Operations" and a decrease in working capital requirements primarily attributable to lower refining inventory requirements and payments in 1994 of amounts owed in connection with certain capital expenditures incurred in 1993. During the 1995 period, the Company utilized the cash provided by its operating activities, proceeds from the issuance of medium-term notes ("Medium-Term Notes"), bank borrowings, and proceeds from the sale of two NGL processing plants as noted above under "Results of Operations - Natural Gas Liquids" to fund capital expenditures and deferred turnaround and catalyst costs, to reduce borrowings under its revolving bank credit and letter of credit facility, to repay principal on certain outstanding nonbank debt, and to pay common and preferred stock dividends.

     In the first quarter of 1995, the Securities and Exchange Commission declared effective Energy's shelf registration statement to offer up to $250 million principal amount of additional debt securities, including Medium-Term Notes, $96.5 million of which had been issued through October 31, 1995. The net proceeds received to date from this offering have been used to reduce bank debt and any future proceeds will be added to the Company's funds and used for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital.

     Effective November 1, 1995, Energy replaced its
$250 million revolving bank credit and letter of credit facility with a new five-year, unsecured $300 million revolving bank credit and letter of credit facility that is available for general corporate purposes including working capital needs and letters of credit. The new facility has reduced financing rates and both fewer and less restrictive covenants. Borrowing rates were reduced from LIBOR plus .75% under the previous facility to LIBOR plus .50% under the new facility. Commitment fees and letter of credit pricing were also reduced. Several restrictive covenants contained in the previous facility were eliminated including the "restricted payments" test, which limited dividend payments and stock redemptions, and the "restricted disbursements" test, which limited capital expenditures and dividends. The new facility has three primary financial covenants, including a minimum fixed charge coverage ratio of 1.6 to 1.0 for each period of four consecutive nonturnaround quarters, a maximum debt to capitalization ratio of 57.5% and a minimum net worth test. As of November 1, 1995, no amounts were outstanding under the facility.

     Energy also has three separate uncommitted bank letter of credit facilities which are being used to support the Company's Refinery feedstock trading activity, and $145 million of unsecured short-term bank credit lines which are uncommitted and unrestricted as to use. As of September 30, 1995, $25 million was outstanding under such short-term bank credit lines.

     The Company's long-term debt also includes Valero Management Partnership, L.P.'s First Mortgage Notes (the "First Mortgage Notes"), $476.1 million of which was outstanding at September 30, 1995. The indenture of mortgage and deed of trust pursuant to which the First Mortgage Notes were issued also contains various restrictive covenants. The Company was in compliance with all covenants contained in its various debt facilities as of September 30, 1995.

     During the first nine months of 1995, the Company expended approximately $138 million for capital investments, including capital expenditures, deferred turnaround and catalyst costs, and investments in and advances to joint ventures. Of this amount, $111 million related to refining and marketing operations while $22 million related to natural gas and NGL operations. Included in the refining and marketing amount was $35 million for turnarounds of the Refinery's hydrodesulfurization, hydrocracker and reformer units and $54 million for renovation of a methanol plant located in Clear Lake, Texas. The remaining $6 million of the Company's total commitment for the plant renovation was paid in October 1995. For total year 1995, the Company currently expects to spend approximately $180 million for capital expenditures, deferred turnaround and catalyst costs, and investments and related expenditures, including payments related to the methanol plant renovation discussed above.

     The Company currently owns a 35 percent interest in Productos Ecologicos, S.A. de C.V., a Mexican corporation ("Proesa"), which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. In January 1995, the Company suspended further investment in the Project pending resolution of key issues, including renegotiation of purchase and sales agreements between Proesa and Pemex, implementation of certain additional agreements with Pemex and definitive agreement with Proesa's other owners regarding their respective interests in and funding commitments to the Project. To date, discussions with Pemex have been unsuccessful, and there can be no assurance that satisfactory contract amendments can be obtained. In addition, there is no assurance that financing or funding commitments can be arranged on satisfactory terms. Discussions among Pemex, Proesa, and the Company are expected to continue in 1996. At September 30, 1995, the Company had a total investment in the Project of approximately $16 million, and Proesa had incurred additional obligations totalling approximately $10 million which have not been funded by its owners. Proesa currently has no independent funding sources, and in the event outside financing cannot be arranged, Proesa would necessarily request additional funding from its owners.

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

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     Steven M. Mizel v. Valero Energy Corporation, Valero Natural Gas Company, and Valero Natural Gas Partners, L.P., United States District Court for the Western District of Texas (filed May 1,
1995). Upon motion made by the Company, venue was changed from the Southern District of California to the Western District of Texas in this federal securities fraud lawsuit filed by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. In this suit, the plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the Merger of VNGP, L.P. with a wholly owned subsidiary of the Company contained fraudulent misrepresentations. Plaintiff also alleges breach of fiduciary duty in connection with the Merger transaction. The subject matter of this lawsuit was previously the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement.

Item 2.  Changes in Securities

     As disclosed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations, Energy replaced its $250 million credit facility with a new $300 million revolving bank credit and letter of credit facility effective November 1, 1995. Several restrictive covenants in the previous facility were eliminated, including the former "restricted payments" and "restricted disbursements" tests. These tests formerly limited the amount of dividends that could be paid by the Company. Under the new facility, the Company's ability to pay dividends is restricted only by certain financial ratio requirements.


Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

     10.1 $300,000,000 Credit Agreement, dated as of November 1, 1995, among Valero Energy Corporation, Morgan Guaranty Trust Company of New York as Administrative Agent, and Bank of Montreal as Syndication Agent and Issuing Bank, and the banks and co-agents party thereto.

     11.1    Computation of Earnings Per Share.

     27.1*   Financial Data Schedule.

     (b)  Reports on Form 8-K.

     (i) A Current Report on Form 8-K, dated October 26, 1995, was filed electronically on October 27, 1995, reporting Item 5. Other Events, in connection with the declaration by the Board of Directors of the Company of a dividend distribution of one preference share purchase right (a "Right") for each outstanding share of Common Stock of the Company. The distribution is payable on November 25, 1995 to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Junior Participating Serial Preference Stock, Series III, par value $1.00 per share (the "Preference Shares"), of the Company at a price of $75.00 per one one-hundredth of a Preference Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 26, 1995, between the Company and Harris Trust and Savings Bank, as Rights Agent.

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


Date:  November 9, 1995