Form 10-K
period 1995-12-31
VALERO ENERGY CORP
filed 1996-02-16
CIK 21271

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                               [X]
           For the fiscal year ended December 31, 1995

                                OR

                               [  ]
    For the transition period from           to


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

                   Yes   X            No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value on February 1, 1996, of the registrant's Common Stock, $1.00 par value ("Common Stock"), held by nonaffiliates of the registrant, based on the average of the high and low prices as quoted in the New York Stock Exchange Composite Transactions listing for that date, was approximately $1 billion. As of February 1, 1996, 43,745,961 shares of the registrant's Common Stock were issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission (the "Commission") in March 1996 a definitive Proxy Statement (the "1996 Proxy Statement") for the Company's Annual Meeting of Stockholders scheduled for April 30, 1996, at which directors of the Company will be elected. Portions of the 1996 Proxy Statement are incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

                      CROSS-REFERENCE SHEET


     The following table indicates the headings in the 1996 Proxy
Statement where the information required in Part III of Form 10-K may be found.

Form 10-K Item No. and Caption                        Heading in 1996 Proxy Statement

10.   "Directors and Executive Officers of the
        Registrant". . . . . . . . . . . . . . . . .  "Item No. 1 - Election  of  Directors," and
                                                      "Information Concerning Nominees and Other
                                                      Directors" and "Section 16(a) Compliance"

11.   "Executive Compensation" . . . . . . . . . . .  "Executive Compensation," "Stock Option Grants and
                                                      Related Information," "Retirement Benefits,"
                                                      "Arrangements with Certain Officers and Directors"
                                                      and "Executive Severance Program"

12.   "Security Ownership of Certain Beneficial
        Owners and Management" . . . . . . . . . . .  "Beneficial Ownership of Valero Securities"

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

                             CONTENTS
                                                            PAGE
          Cross Reference Sheet. . . . . . . . . . . . . .   ii
PART I
Item 1.   Business. . . . .. . . . . . . . . . . . . . . .
          Refining and Marketing . . . . . . . . . . . . .
             Refining Operations . . . . . . . . . . . . .
             Sales . . . . . . . . . . . . . . . . . . . .
             Feedstock Supply. . . . . . . . . . . . . . .
             Factors Affecting Operating Results . . . . .
             Proesa MTBE Plant . . . . . . . . . . . . . .
          Natural Gas. . . . . . . . . . . . . . . . . . .
             Transmission System . . . . . . . . . . . . .
             Gas Sales and Marketing . . . . . . . . . . .
             Gas Transportation. . . . . . . . . . . . . .
             Gas Supply and Storage. . . . . . . . . . . .
          Natural Gas Liquids. . . . . . . . . . . . . . .
          Governmental Regulations . . . . . . . . . . . .
             Federal Regulation. . . . . . . . . . . . . .
             Texas Regulation. . . . . . . . . . . . . . .
          Competition. . . . . . . . . . . . . . . . . . .
             Refining and Marketing. . . . . . . . . . . .
             Natural Gas . . . . . . . . . . . . . . . . .
             Natural Gas Liquids . . . . . . . . . . . . .
          Environmental Matters. . . . . . . . . . . . . .
          Employees. . . . . . . . . . . . . . . . . . . .
          Executive Officers of the Registrant . . . . . .
Item 2.   Properties . . . . . . . . . . . . . . . . . . .
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . .
Item 4.   Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . .
PART II
Item 5.   Market for Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . .
Item 6.   Selected Financial Data. . . . . . . . . . . . .
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . .
Item 8.   Financial Statements . . . . . . . . . . . . . .
Item 9.   Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure. . . . . . . . . . . . . . . . . .
PART III
PART IV
Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . .

                              PART I

ITEM 1. BUSINESS

     Valero Energy Corporation was incorporated in Delaware in 1955 and became a publicly held corporation in 1979. Its principal executive offices are located at 530 McCullough Avenue, San Antonio, Texas 78215. Unless otherwise required by the context, the term "Energy" as used herein refers to Valero Energy Corporation, and the term "Company" refers to Energy and its consolidated subsidiaries. The Company is a diversified energy company engaged in the production, transportation and marketing of environmentally clean fuels and products. The Company's three core businesses are specialized refining, natural gas and natural gas liquids ("NGL"). The Company owns a specialized petroleum refinery in Corpus Christi, Texas (the "Refinery"), and refines high-sulfur atmospheric residual oil into premium products, primarily reformulated gasoline ("RFG"), and markets those refined products. See "Refining and Marketing." The Company also has a network of approximately 8,000 miles of natural gas transmission and gathering lines throughout Texas. The Company purchases natural gas for resale to distribution companies, electric utilities, other pipelines and industrial customers throughout North America, and provides gas transportation services to third parties. See "Natural Gas." The Company also owns eight natural gas processing plants and is a major producer and marketer of NGLs. See "Natural Gas Liquids."

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

REFINING AND MARKETING

  Refining Operations

     The Refinery processes primarily high-sulfur atmospheric tower bottoms, a type of residual fuel oil ("resid"), into a product slate of higher value products, principally RFG and middle distillates. The Refinery also processes crude oil, butanes and other feedstocks. The Refinery can produce approximately 170,000 barrels per day of refined products, with gasoline and gasoline blendstocks comprising approximately 85% of the Refinery's throughput, and middle distillates comprising the remainder. The Refinery can produce all of its gasoline as RFG and all of its diesel fuel as low-sulfur diesel. The Refinery has substantial flexibility to vary its mix of gasoline products to meet changing market conditions. For additional information regarding refining and marketing operating results for the three years ended December 31, 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Refinery's principal operating units include its hydrodesulfurization unit ("HDS Unit") and the heavy oil cracking complex ("HOC"). The HDS Unit removes sulfur and metals from resid to improve resid's subsequent cracking characteristics.
The HDS Unit has a capacity of approximately 70,000 barrels per day. The HOC processes feedstock primarily from the HDS Unit, and has a capacity of approximately 74,000 barrels per day. The Refinery's other significant units include a 36,000 barrel-per-day "Hydrocracker" (which produces reformer feed naphtha from the Refinery's gas oil and distillate streams), a 35,600 barrel-per-day continuous catalyst regeneration "Reformer" (which produces reformate, a low vapor pressure high-octane gasoline blendstock, from the Refinery's naphtha streams), a 31,000 barrel-per-day reformate splitter (which separates a benzene concentrate stream from reformate produced at the Reformer), a 30,000 barrel-per-day crude unit, and a 24,000 barrel-per-day vacuum unit.

     Also located at the Refinery is the Company's MTBE Plant (the "MTBE Plant"). The MTBE Plant can produce 15,500 barrels per day of methyl tertiary butyl ether ("MTBE") from butane and methanol feedstocks. MTBE is an oxygen-rich, high-octane gasoline blendstock produced by reacting methanol and isobutylene, and is used to manufacture oxygenated and reformulated gasolines. The Company can blend the MTBE produced at the Refinery into the Company's own gasoline production or sell the MTBE separately. The "MTBE/TAME Unit" converts streams produced by the HOC into about 2,500 barrels per day of MTBE and 3,000 barrels per day of tertiary amyl methyl ether ("TAME"). TAME, like MTBE, is an oxygen-rich, high-octane gasoline blendstock. The MTBE Plant and MTBE/TAME Unit enable the Company to produce approximately 21,000 barrels per day of total oxygenates.

     All of the methanol feedstocks presently required for the production of oxygenates at the Refinery are provided by a methanol plant in Clear Lake, Texas owned by a joint venture between the Company and Hoechst Celanese Chemical Group, Inc. (the "Methanol Plant"). The Methanol Plant, placed in service in late August 1995, can produce approximately 13,000 barrels per day of methanol, and provides the MTBE Plant with methanol feedstocks at production costs below recent methanol market prices.

     Through a wholly owned subsidiary, the Company is a 20% general partner in Javelina Company ("Javelina"), which owns a plant in Corpus Christi (the "Javelina Plant") that processes waste gases from the Refinery and other refineries in the Corpus Christi area, and extracts hydrogen, ethylene, propylene and NGLs from the gas stream. The Company's capital investment in Javelina was approximately $20.2 million as of December 31, 1995. Javelina maintains a term loan agreement and a working capital and letter of credit facility that mature on January 31, 1999. The Company's guarantees of these bank credit agreements were approximately $8.9 million at December 31, 1995.

     The Company also has a marine vapor recovery unit at the Refinery. The unit enhances air quality by capturing and recycling vapors that are displaced when gasoline is loaded onto ships and barges. The retrieved vapors are condensed and blended back into gasoline. Approximately two gallons of gasoline are recovered for every 1,000 gallons loaded onto ship or barge. The Company also operates an environmentally friendly bio-slurry reactor process at the Refinery which uses microorganisms to biodegrade and treat solid waste. In 1995, the Company received the Texas Governor's Award for environmental excellence as well as the National Petroleum Refiners Association award for environmental achievements.

     In 1995, the Company completed turnarounds on its HDS Unit, Hydrocracker and Reformer, and performed scheduled maintenance repairs on the HOC. Improvements made during these downtimes and during the HOC turnaround in late 1994 enabled the Company to increase the capacity of the HDS Unit and the HOC by approximately 5,000 barrels per day. These expansions and other debottlenecking and upgrading projects completed in 1995 enhanced the Company's efficiency in converting high-sulfur resid and gas oils into higher valued gasoline products. The Refinery's other principal refining units operated during 1995 without significant unscheduled downtime. The HDS Unit is scheduled for maintenance and a catalyst change in the third quarter of 1996. This maintenance and catalyst change is required about every 15 months.

     The Company recently announced plans for two additional expansion projects at the Refinery. In the first, the Company will construct a facility to fractionate xylenes from the Reformer's reformate stream. The fractionated xylene may then be sold into the petrochemical feedstock market to be used as a feedstock for paraxylene. This project is expected to be completed near the end of 1996 at a cost of approximately
$27 million. The second project is the proposed expansion of the MTBE Plant which will allow the Company to increase MTBE production by approximately 1,500 barrels per day. This project is expected to be completed in early 1997 at a cost of approximately $14 million.

  Sales

     Set forth below is a summary of refining and marketing throughput volumes per day, average throughput margin per barrel and sales volumes per day for the three years ended December 31, 1995. Average throughput margin per barrel is computed by subtracting total direct product cost of sales from product sales revenues and dividing the result by throughput volumes.

                                                        Year Ended December 31,
                                                        1995     1994     1993

          Throughput volumes (Mbbls per day) . . . . .   160      146      136
          Average throughput margin per barrel . . . . $6.25    $5.36    $5.99 <F1>
          Sales volumes (Mbbls per day). . . . . . . .   208      140      133

<F1> Throughput margin for 1993 excludes a $.55 per barrel reduction resulting from the effect of a $27.6 million write-down in the carrying value of the Company's refinery inventories. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1994 Compared to 1993."

     The Company sells refined products under term contracts as well as on a spot and truck rack basis. A truck rack sale is a sale to a customer that provides trucks to take delivery at loading facilities. In 1995, term, spot and truck rack sales volumes accounted for approximately 41%, 49% and 10%, respectively, of total gasoline and distillate sales. Sales of refined products under term contracts are made principally to large oil companies. Spot sales of the Company's refined products are made to large oil companies and gasoline distributors. The principal purchasers of the Company's products from truck racks have been wholesalers and jobbers in the eastern and midwestern United States. The Company's products are transported through common-carrier pipelines, barges and tankers. Interconnects with common-carrier pipelines give the Company the flexibility to sell products to the northeastern, midwestern or southeastern United States.

     The Company plans to continue to produce a high percentage of its refined products as RFG and to focus significant marketing efforts on the RFG and oxygenates markets. Approximately 50% of the Company's 1996 expected RFG production is under contract to supply major gasoline marketers in the Houston and Dallas/Fort Worth areas at market-related prices; another 15% is under contract to gasoline marketers in the northeast United States, which is currently the largest RFG market in the United States. The Company appointed an exclusive agent for a three-year term for the wholesale truck rack marketing of the Company's refined products in the Northeast through 1997. In addition, the Company has entered into a two-year charter expiring in the fall of 1997 for a tanker to transport RFG from the Refinery to the Northeast.

  Feedstock Supply

     The principal feedstock for the Refinery is resid produced at refineries outside the United States. Most of the large refineries in the United States are complex, sophisticated facilities able to convert internally produced resid into higher value end-products. Many overseas refineries, however, are less sophisticated, process smaller portions of resid internally, and therefore produce larger volumes of resid for sale. As a result, the Company acquires and expects to acquire most of its resid in international markets. These supplies are loaded aboard double-hulled chartered vessels and are subject to the usual maritime hazards. The Company maintains insurance on its feedstock cargos.

     Under a two-year feedstock supply agreement with the Company renewed in late 1995, Arabian American Oil Company ("Aramco") agreed to provide an average of 36,000 barrels per day of resid to the Company at market-based prices through 1997.
This contract is subject to price renegotiation at the end of the first year, with offtake volumes being subject to a 50% reduction if agreement is not reached. In late 1995, the Company also entered into a separate one-year supply agreement with Aramco for an additional 18,000 barrels per day of resid at market-based prices. The Company's agreement for approximately 12,000 barrels per day of South Korean resid at market-based prices was extended in the first quarter of 1996 for an additional six months. Deliveries under these agreements provide approximately 80% of the Refinery's daily resid requirements. The Company believes that if any of its existing feedstock arrangements were interrupted or terminated, supplies of resid could be obtained from other sources or on the open market; however, the Company could be required to incur higher feedstock costs or substitute other types of resid, thereby producing less favorable operating results. Over the past few years, demand for the type of resid feedstock now processed at the Refinery has increased in relation to the availability of supply. See "Refining and Marketing - Factors Affecting Operating Results." At the end of 1995, the Company contracted for approximately 5,000 barrels per day of domestic crude for use as a feedstock in the Refinery's crude unit in 1996. The remainder of the Refinery's resid and crude feedstocks are purchased at market-based prices under short-term contracts.

     All of the butane and methanol feedstocks required to operate the MTBE Plant are available through the Company's operations. The Company also supplies at least one-half of the Methanol Plant's natural gas feedstock requirements.

     The Company owns feedstock and product storage facilities with a capacity of approximately 6.4 million barrels. Approximately 4.1 million barrels of storage capacity are heated tanks for heavy feedstocks. The Company has approximately 850,000 barrels of fuel oil storage available under lease in Malta, and leases refined product storage facilities in various locations. Approximately 600,000 barrels of gasoline storage in the Houston area became available to the Company in 1995 pursuant to a seven-year terminaling agreement. See Note 13 of Notes to Consolidated Financial Statements. The Company also owns dock facilities at the Refinery that can unload simultaneously two 150,000 dead-weight ton capacity ships and can dock larger crude carriers after partial unloading.

  Factors Affecting Operating Results

     The Company's refining and marketing operating results are significantly affected by the relationship between refined product prices and resid prices, which in turn are largely determined by market forces. The crude oil and refined product markets typically experience periods of extreme price volatility. During such periods, disproportionate changes in the prices of refined products and resid usually occur. The potential impact of changing crude oil and refined product prices on the Company's results of operations is further affected by the fact that the Company generally buys its resid feedstock approximately 45 to 50 days prior to processing it in the Refinery. The Company uses options and futures to hedge refinery feedstock purchases and refined product inventories to reduce the impact of potential adverse price changes on these inventories prior to conversion of the feedstock into finished products and the ultimate sale of the finished products. The Company also hedges anticipated transactions including fuel gas purchases and components of refining margins. See Note 5 of Notes to Consolidated Financial Statements.

     Because the Refinery is technically more sophisticated and complex than many conventional refineries, and is designed principally to process resid rather than crude oil, its operating costs per barrel are necessarily higher than those of most conventional refineries. But because resid usually sells at a large enough discount to crude oil ("resid discount"), the Company is generally able to recover its higher operating costs and generate higher margins in its refining operations than conventional refiners that use crude oil as the principal feedstock. The price of resid is affected by the relationship between the growth in the demand for fuel oil and other products (which increases crude oil demand, thereby increasing the supply of resid when more crude oil is processed) and worldwide additions to resid conversion capacity (which has the effect of reducing the available supply of resid). Recent press reports indicate that Iraq may soon resume sales of crude oil into world markets. While the export of heavier Iraqi crudes could lead to increased resid production, such exports could also depress crude oil prices which in turn could adversely affect inventory values and lead to volatile changes in the resid discount and other price relationships important to the Company's results of operations.

     The resid discount has narrowed considerably over the past two years due to increased worldwide production of light "sweet" crudes and the addition of new resid conversion capacity.
Several factors contributed to this narrowing of the resid discount including a shift in Saudi Arabia's production to lighter grades of crude instead of heavy "sour" types that yield more resid, and decreased exports of resid from the former Soviet Union. Refinery upgrades in recent years also have curtailed the output of resid in favor of the production of lighter end-products such as gasoline and diesel fuel. Industry publications report that Aramco plans to begin operation of certain new resid conversion units in 1998 at the Ras Tanura refining complex in Saudi Arabia. As a result, the production of resid at Ras Tanura for export would be significantly reduced. A majority of the resid feedstock purchased by the Company from Aramco is produced at Ras Tanura. Accordingly, a reduction in resid production at Ras Tanura could adversely affect the price or availability of resid feedstocks in the future. The Company expects resid to continue to sell at a discount to crude oil, but is unable to predict future relationships between the supply of and demand for resid. Installation of additional refinery crude distillation and upgrading facilities, price volatility, international political developments and other factors beyond the control of the Company are likely to continue to play an important role in refining industry economics.

     Two programs implemented by the Environmental Protection
Agency ("EPA") under the Clean Air Act Amendments of 1990 (the
"Clean Air Act") significantly affect the operations of the Company and the markets in which the Company sells its refined products: the oxygenated fuel program and the RFG program. The oxygenated fuel program began in 1992, and requires for certain winter months that the 39 areas designated nonattainment for carbon monoxide use gasoline that contains a prescribed amount of clean burning "oxygenates." Oxygenates are liquid hydrocarbon compounds containing oxygen, which, when added to conventional gasoline, reduce the carbon monoxide emissions of gasoline. Oxygenated gasoline must have a minimum oxygen content of 2.7% by weight. The EPA's RFG program, which began on January 1, 1995, is required in the nine areas designated nonattainment for ozone.
In addition, approximately 43 of the 87 areas that have failed to attain other ozone air-quality standards have also "opted in" to the RFG program to decrease their emissions of hydrocarbons and toxic pollutants. Use of RFG reduces ozone-forming compounds and total air toxics such as carbon monoxide. The RFG program requires the use of RFG on a year-round basis. RFG is manufactured by substantially reducing the amount of aromatics and benzene from regular gasoline and adding an oxygenate, primarily MTBE or ethanol. The oxygen content of RFG must equal or exceed 2.0% by weight. The California Air Resources Board ("CARB") is scheduled to implement its "CARB 2" gasoline program beginning March 1, 1996. The CARB 2 program is a state-wide, year-round program requiring the use of gasoline which meets more restrictive air quality specifications than the federally mandated RFG but which may generally have a lesser oxygen content.

     Market uncertainties as a result of certain areas
"opting out" of the RFG program as well as continued debate regarding the health effects of MTBE kept RFG and oxygenated gasoline prices depressed in early 1995. However, low product inventories, lower imports and an increase in gasoline demand contributed to improving market conditions throughout the remainder of the year. The market also responded favorably to a report from the White House Office of Science and Technology Policy to the EPA stating that no "evidence of hazards" was found that would cause the office to recommend the cessation of the use of MTBE. Hot weather during 1995 contributed to many areas in the country exceeding their permitted ozone emission levels. The Company expects that some of these areas may choose to "opt in" to the RFG program to reduce emissions and thereby increase the demand for RFG. California's CARB 2 program should also increase the demand for oxygenated gasoline.

     MTBE margins are affected by the price of methanol, an MTBE feedstock, and the demand for RFG and oxygenated gasoline. MTBE prices were depressed in early 1995 because of the market uncertainties associated with certain areas "opting out" of the RFG program. In addition, some areas announced their intent to shorten the period for required oxygenated gasoline use during the winter. Growing acceptance of RFG and the increased value of MTBE as an octane component, however, helped to bolster MTBE prices during the remainder of the year. The worldwide movement to reduce lead in gasoline is expected to increase worldwide demand for oxygenates to replace the octane provided by lead-based compounds. Growing demand for RFG and CARB 2 gasoline in the United States is also expected to sustain stronger MTBE margins on average in 1996.

  Proesa MTBE Plant

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V., a Mexican corporation ("Proesa"), which is involved in a project (the "Project") to design, construct and operate a plant (the "Plant") in Mexico to produce MTBE. Proesa is also owned 10% by Dragados y Construcciones, S.A., a Spanish construction company ("Dragados"), and 55% by a corporation formed by a subsidiary of Banamex, Mexico's largest bank ("Banamex"), and Infomin, S.A. de C.V., a privately owned Mexican corporation ("Infomin"). The Company, Infomin, Banamex and Dragados have entered into a letter of understanding under which the interest of Banamex in Proesa would be acquired by the Company and Infomin at Banamex's investment cost, plus accrued interest, with the Company and Infomin each then owning a 45% interest in Proesa. This arrangement was not formally documented and is subject to successfully obtaining financing for Infomin's interest in the Project. However, since August 1994, the Company has funded 45% of the Project's costs. The Plant, to be constructed at a site near the Bay of Campeche, has been estimated to cost approximately $400 million (exclusive of working capital, capitalized interest and financing costs), and to produce approximately 17,000 barrels of MTBE per stream day.

     Under an existing MTBE sales agreement between Proesa and a subsidiary of Petroleos Mexicanos, S.A., the Mexican state-owned oil company ("Pemex"), Proesa has furnished a surety bond in connection with the Plant's first year of operations. The surety bond has an insurable value of 41.3 million New Pesos which, based on the exchange rate at January 31, 1996, was approximately $5.6 million. Proesa currently has no independent source of funding. Therefore, in the event of any cash requirements to fund payments under the surety bond or other obligations, Proesa necessarily would request additional funding from its owners.

     Beginning in December 1994, the Mexican peso experienced substantial devaluation, interest rates in Mexico increased significantly and Mexican economic conditions deteriorated. Because of these factors, in January 1995 the Board of Directors of Energy determined that the Company would suspend further investment in the Project pending resolution of key issues related to the Project. During 1995 and continuing in 1996, the Company engaged in discussions with Pemex and the Project participants in order to renegotiate the purchase and sales agreements between Proesa and Pemex and to reach definitive agreement regarding the participants' ownership interests in Proesa and their funding commitments to the Project, including procedures for funding any possible cost overruns. Despite some indications that Mexican economic conditions are beginning to improve, there can be no assurance that mutually satisfactory agreements can be reached between Proesa and Pemex and among the Project participants, or that financing satisfactory to all participants can be arranged. If the Project is terminated, there can be no assurance that the Company's investment in the Project could be recovered. At December 31, 1995, the Company had invested approximately $16.5 million in the Project, and Proesa had incurred approximately
$10 million of additional obligations that have not yet been funded by its owners.

NATURAL GAS

     The natural gas division of the Company has been evolving from a Texas intrastate pipeline company to a more diversified, midstream gas company offering value-added services and products to producers and end-users, not only in Texas, but throughout North America as well. The Company owns and operates natural gas pipeline systems serving Texas intrastate markets, and the Company markets natural gas throughout North America through interconnections with interstate pipelines. The Company's natural gas pipeline and marketing operations<F2> consist principally of purchasing, gathering, processing, storing, transporting and selling natural gas to gas distribution companies, electric utilities, other pipeline companies and industrial customers, and transporting natural gas for producers, other pipelines and end users. The Company is also engaged in price-risk management activities to complement and enhance its merchant business.

[FN]
<F2>  The Company's natural gas operations are conducted
      primarily through Valero Natural Gas Partners, L.P.
      ("VNGP, L.P.") and its subsidiaries (the "Partnership"). These operations were acquired in connection with the merger described in Note 2 of Notes to Consolidated Financial Statements. For a discussion of the Company's method of accounting for its investment in the Partnership, see Note 1 of Notes to Consolidated Financial Statements. In addition, the Company's natural gas operations also include certain minor natural gas pipeline operations, and prior to September 30, 1993, certain minor natural gas distribution operations, not conducted through the Partnership. For comparability purposes, the information and statistics presented in this Part I reflect the combination of all such natural gas operations for all of 1995, 1994 and 1993.

  Transmission System

     The Company's principal natural gas pipeline system is its Texas intrastate gas system ("Transmission System"). The Transmission System generally consists of large diameter transmission lines that receive gas at central gathering points and move the gas to delivery points. The Transmission System also includes numerous small diameter lines connecting individual wells and common receiving points to the Transmission System's larger diameter lines. The Company's wholly owned, jointly owned and leased natural gas pipeline systems include approximately 8,000 miles of mainlines, lateral lines and gathering lines. These pipeline systems are located along the Texas Gulf Coast and throughout South Texas and extend westerly to near Pecos, Texas; northerly to near the Dallas-Fort Worth area; easterly to Carthage, Texas, near the Louisiana border; and southerly into Mexico near Reynosa. These integrated systems include
39 mainline compressor stations with a total of approximately 178,000 horsepower, together with gas processing plants, dehydration and gas treating plants and numerous measuring and regulating stations. The Company's pipeline systems have considerable flexibility in providing connections between many producing and consuming areas, and are able to handle widely varying loads caused by changing supply and demand patterns. Annual average throughput was approximately 3.1 Bcf<F3> per day in 1995, and was in excess of 2.8 Bcf per day in 1994 and 1993. The Company's owned and leased pipeline systems have 73 interconnects with 21 intrastate pipelines, 40 interconnects with 13 interstate pipelines, and two international interconnects with Pemex in South Texas.

[FN]
<F3> Mcf (thousand cubic feet) is a standard unit for measuring natural gas volumes at a pressure base of 14.65 pounds per square inch absolute and at 60 degrees Fahrenheit. The term "MMcf" means million cubic feet, and the term "Bcf" means billion cubic feet. The term "Btu" means British Thermal Unit, a standard measure of heating value. The number of MMBtu's of total natural gas deliveries is approximately equal to the number of Mcf's of such deliveries. The terms MMBtu, BBtu and TBtu mean million Btu's, billion Btu's, and trillion Btu's, respectively.

  Gas Sales and Marketing

     The following table sets forth the Company's gas sales volumes and average gas sales prices for the three years ended
December 31, 1995.

                                                    Year Ended December 31,
                                                    1995      1994      1993

        Intrastate sales (MMcf per day). . . . .     661       638       699
        Interstate sales (MMcf per day). . . . .     773       506       452
              Total. . . . . . . . . . . . . . .   1,434     1,144     1,151
        Average gas sales price per Mcf. . . . .   $1.74     $2.07     $2.32

     Sales of natural gas accounted for approximately 46%, 40% and 41% of the Company's total daily gas volumes for 1995, 1994 and 1993, respectively. The Company supplies both intrastate and interstate markets with gas supplies acquired from producers, marketers and pipelines. Gas sales are made on both a long-term basis and a short-term interruptible basis. The Company also engages in off-system sales. During 1995, the Company sold natural gas under hundreds of separate short- and long-term gas sales contracts. Total gas sales volumes made by the Company increased 45% over a three-year period from approximately
987 MMcf per day in 1992 to 1,434 MMcf per day in 1995. The Company's off-system marketing business, which increased from 70 MMcf per day of sales in 1992 to 340 MMcf per day in 1995, was a large contributor to this increase.

     The Company's gas sales are made primarily to gas distribution companies, electric utilities, gas marketers (resellers), other pipeline companies and industrial users. The Company's gas sales contracts with its intrastate customers generally require the Company to provide a fixed and determinable quantity of gas rather than total customer requirements; however, certain gas sales contracts with intrastate customers provide for either maximum volumes or total requirements, subject to priorities and allocations established by the Railroad Commission of Texas. See "Governmental Regulations - Texas Regulation."
The gas sold to distribution companies is resold to consumers in a number of cities including San Antonio, Dallas, Austin, Corpus Christi and Chicago. Nationally, the demand for natural gas has increased at a rate of approximately 3.3% per year since 1986. The Company expects that long-term demand will continue to grow about 2% to 3% per year, especially in the industrial and power generation sectors.

     Federal Energy Regulatory Commission ("FERC") Order No. 636 ("Order 636") has effectively transformed the interstate gas industry into a service-oriented business with natural gas and transportation trading as separate commodities. Because of Order 636, local distribution companies ("LDCs") and power generation companies are responsible for acquiring their own gas supplies, including managing their needs for swing, transportation and storage services. See "Governmental Regulations - Federal Regulation." The Company is continuing to emphasize diversification of its customer base through interstate sales. By the end of 1995, the Company had secured contracts to provide gas supply and swing services to certain LDCs, electric utilities and industrial customers primarily in the midwest, northeast and western United States providing for deliveries of up to approximately 400 MMcf per day with terms ranging from one to ten years. Order 636 has created new market opportunities for the Company, requiring that the Company efficiently provide an array of value-added services to the customer base. In response, the Company offers a broad range of marketing services. The Company has marketing offices located throughout Texas as well as in Los Angeles, Chicago, Louisville, Mexico City and Calgary.

     The Company's Market Center Services Program, established in 1992, provides pricing and price-risk management services to both gas producers and end users. This program uses financial instruments, such as futures, swaps and options to manage the price-risk exposure within the Company, and to offer customized pricing arrangements with both the Company's suppliers and its customers. Activities of the Market Center have improved the Company's ability to capture and optimize gas transportation, storage and sales margins, as well as managing gas price volatility for the Company's gas processing and refining businesses. See Note 5 of Notes to Consolidated Financial Statements.

     The Company capitalized on the strategic west-to-east position of its pipeline system when its Waha hub, located in West Texas, was chosen to serve as the delivery point for the Western Natural Gas Futures and Options Contracts traded on the Kansas City Board of Trade ("KCBT"). These futures and options contracts began trading on August 1, 1995. Approximately 13 Bcf of gas was delivered through the hub during the last four months of 1995. In addition, the Waha hub serves as the delivery location for "Streamline," an electronic trading system operated by Williams Pipeline to trade physical gas at various hubs across the United States. The Company actively utilizes these new methods not only to buy and sell gas, but also to better manage its price-risk exposure in the Western part of the United States.

     In November 1995, the Company introduced to a test-group of customers "Velocity," its intrastate electronic bulletin board ("EBB") designed to improve communications between the Company and its customers and to enable customers to monitor and control their natural gas volumes in a more timely manner. Through the EBB, the Company offers natural gas producers, shippers and end-users real-time access to measurement and operational data relating to the Company's network of natural gas pipelines and gas processing plants. Velocity receives data on a daily basis from electronic flow measurement ("EFM") points as well as weekly updates of other measurement data from the Company's Transmission System. Once connected to Velocity, customers can access a variety of information including monthly measurement data for the last 24 months, final measurement delivery statements for the previous month, current month measurement data from existing EFM stations, and general notices relating to the Company's operations.

     Valero Field Services Company, a wholly owned subsidiary, was established in 1995 to build and diversify the Company's gas supply portfolio and to create synergistic opportunities with the Company's other gas businesses by providing gas gathering, compression, dehydration and treating services in and around the Transmission System and in those regions that are complementary to the Company's anticipated growth. The field services unit will also evaluate for potential acquisition third-party gathering systems that are near active drilling areas complementary to the Company's pipeline and processing operations. The unit will also pursue additional long-term dedications of "rich" gas from producers.

     Deregulation of the electric utility and power industry also offers new opportunities for natural gas companies. In response, the Company in 1995 formed a wholly owned subsidiary, Valero Power Services Company, to provide risk management and marketing services to the electric power industry. The Company plans to offer to wholesale customers hourly, daily and monthly energy trading services; transmission services; emissions allowances; generation capacity transactions including fuel-to-energy conversions; and fuel-to-energy swaps. In addition, wholesale customers are offered an array of risk management tools for managing their costs and reliability associated with power procurement. The Company's initial power marketing efforts are concentrated in the central United States. Valero Power Services Company is a member of the Western Systems Power Pool, the Southwest Power Pool, the Electric Reliability Council of Texas and the Mid-Continent Area Power Pool. The Company began trading power in January 1996 with the initiation of 24-hour operations.

  Gas Transportation

     The following table sets forth the Company's gas transportation volumes and average transportation fees for the three years ended December 31, 1995.

                                                                Year Ended December 31,
                                                               1995      1994      1993

     Transportation volumes (MMcf per day) . . . . . . . .     1,704     1,682     1,672
     Average transportation fee per Mcf. . . . . . . . . .     $.093     $.102     $.107

     Gas transportation and exchange transactions (collectively referred to as "gas transportation" or "transportation") constitute the largest portion of the Company's natural gas volumes, representing 54%, 60% and 59% of total daily gas volumes for 1995, 1994 and 1993, respectively. The Company's natural gas operations have been affected by an emerging trend of west-to-east movement of gas across the United States caused by increased production in western supply basins, the pipeline expansions from Canada and the Rocky Mountains and increasing demand for power generation in the East and Southeast. Transportation rates are often higher on eastbound transmission than on east-to-west transmission. To capitalize on the west-to-east trend, the Company in 1994 completed a capacity expansion project on its joint venture North Texas pipeline which added incremental capacity of approximately 90 MMcf of gas per day to the pipeline.

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

     During 1995, the Company purchased natural gas under hundreds of separate contracts. Surplus gas supplies, if available, may be purchased to supplement the Company's delivery capability during peak use periods. A majority of the Company's gas supplies are obtained from sources with multiple connections. In such instances, the Company frequently competes on a monthly basis for available gas supplies. The Company's ability to process natural gas attracts significant gas supplies to the Transmission System. In 1995, the Company secured approximately 750 MMcf per day of natural gas supplies from natural gas producers under agreements to process, transport or purchase their natural gas for terms ranging generally from one to ten years. Of these supplies, approximately 325 MMcf per day represent new natural gas supplies dedicated to the Company's pipeline system and 425 MMcf were extensions of existing agreements that otherwise would have expired. Because of the extensive coverage within the State of Texas by the Company's pipeline systems, the Company can access a number of supply areas. While there can be no assurance that the Company will be able to acquire new gas supplies in the future as it has in the past, the Company believes that Texas will remain a major producing state, and that for the foreseeable future the Company will be able to compete effectively for sufficient new gas supplies to meet customer demand.

     The Company operates an underground gas storage facility in Wharton County, Texas. The current storage capacity of this facility is approximately 7.2 Bcf of gas available for withdrawal. Natural gas can be continuously withdrawn from the facility at initial rates of up to approximately 800 MMcf of gas per day and at declining delivery rates thereafter until the inventory is depleted. The Company supplemented its own natural gas storage capacity by leasing during 1995 an additional 8.0 Bcf of third-party storage capacity for the 1995-96 winter heating season.

NATURAL GAS LIQUIDS

     The Company owns and operates eight<F4> gas processing plants and is a major producer and marketer of NGLs. The Company's NGL operations<F5> provide strong integration among the Company's three core businesses. The Company's ability to process natural gas is a value-added service offered to producers and attracts additional quantities of gas to the Company's pipeline system. Production from the Company's NGL plants also provides butane feedstocks for the production of oxygenates (primarily MTBE) at the Refinery.

[FN]
<F4> The Company also owns a ninth gas processing plant, but this plant ceased operations in 1995 and the gas streams formerly processed at this plant were diverted to another of the Company's gas processing plants.

<F5> The Company's NGL operations are conducted primarily through the Partnership, and through certain non-Partnership NGL assets acquired by the Company in May 1992. For a discussion of the Company's method of accounting for its investment in the Partnership, see Note 1 of Notes to Consolidated Financial Statements. For comparability purposes, the information and statistics presented in this
     Part I reflect the combination of all such NGL operations for all of 1995, 1994 and 1993.

     Recent expansions and improvements at the Company's gas processing plants increased 1995 NGL production to approximately
29.3 million barrels for the year, equal to an average daily production of 80,300 barrels per day. The 1995 NGL production represents the Company's sixth consecutive year for record production volumes. The Company sold two of its gas processing plants in West Texas effective August 1, 1995. Processing capacity lost by the sale of these plants was partially offset, however, by significant expansions and upgrading projects completed at certain of the Company's other plants during the second half of the year. The table below sets forth NGL production volumes, average NGL market prices, and average gas costs for the three years ended December 31, 1995.

                                                          Year Ended December 31,
                                                          1995      1994     1993

        NGL plant production (Mbbls per day) . . . . .     80.3      79.5     77.4
        Average market price per gallon<F1>. . . . . .    $.261     $.271    $.287
        Average gas cost per Mcf . . . . . . . . . . .    $1.40     $1.75    $1.96

<F1> Represents the average Houston area market prices for individual NGL products weighted by relative volumes of each product produced.

     The Company's NGL operations include the extraction of NGLs, the separation ("fractionation") of mixed NGLs into component products (e.g., ethane, propane, butane, natural gasoline), and the transportation and marketing of NGLs. Extraction is the process of removing NGLs from the gas stream, thereby reducing the Btu content and volume of incoming gas (referred to as "shrinkage"). In addition, some gas from the gas stream is consumed as fuel during processing. The principal source of gas for processing is from the Transmission System.
The Company receives revenues from the extraction of NGLs principally through the sale of NGLs extracted in its gas processing plants and the collection of processing fees charged for the extraction of NGLs owned by others. The Company compensates gas suppliers for shrinkage and fuel usage in various ways, including sharing NGL profits, returning extracted NGLs to the supplier or replacing an equivalent amount of gas. Extracted NGLs are transported to downstream fractionation facilities and end-use markets through the Company's NGL pipelines, certain common-carrier NGL pipelines and trucks. The primary markets for NGLs are petrochemical plants (all NGLs), refineries (butanes and natural gasoline), and domestic fuel distributors (propane). The Company's NGL production is sold primarily in the Corpus Christi and Mont Belvieu (Houston) markets. NGL prices are generally set by or in competition with prices for refined products in the petrochemical, fuel and motor gasoline markets. During 1995, approximately 72% of the Company's butane production was used as a feedstock for the Refinery's MTBE Plant.

     The Company's gas processing plants are located primarily in South Texas and process approximately 1.3 Bcf of gas per day. Each of the Company's plants is situated along the Transmission System. The Company also owns approximately 385 miles of NGL pipelines, 460 miles of gathering lines, and fractionation facilities at five locations. The Company fractionated an average of 81,500 barrels per day in 1995, approximately 5% of which represented NGLs fractionated for third parties. The Company's NGL pipelines, located primarily in South Texas, transport NGLs from gas processing plants to fractionation facilities. The NGL pipelines also connect with end users and major common-carrier NGL pipelines, which ultimately deliver NGLs to the principal NGL markets. In South Texas, the Company owns 228 miles of NGL pipelines that directly or indirectly connect five of the Company's processing plants and three processing plants owned by third parties to the Company's fractionation facilities near Corpus Christi.

     The Company sells NGLs that have been extracted, transported and fractionated in the Company's facilities and NGLs purchased in the open market from numerous suppliers (including major refiners and natural gas processors) under long-term, short-term and spot contracts. The Company's contracts for the purchase, sale, transportation and fractionation of NGLs are generally with longstanding customers and suppliers of the Company. The petrochemical industry represents an expanding principal market for NGLs due to increasing market demand for ethylene-derived products. Petrochemical demand for NGLs is projected to remain strong through 1996 with the announcement of several expansions to existing petrochemical facilities. In addition, the start-up of five new ethylene plants along the Texas Gulf Coast from 1998 through 1999 has been announced. A majority of this incremental capacity is projected to be built by independent petrochemical companies with little affiliated NGL production, which may improve market liquidity for NGLs and create market opportunities for major NGL producers. However, planned facilities additions frequently are delayed or canceled, and no assurances can be given that the proposed petrochemical facilities will be completed.

GOVERNMENTAL REGULATIONS

  Federal Regulation

     The Company's refining operations are primarily subject to various federal and state environmental statutes and regulations. See "Environmental Matters." The Company's pipeline system is an intrastate business not subject to direct regulation by the FERC. Although the Company's interstate gas sales and transportation activities are subject to specific FERC regulations, these regulations do not change the Company's overall regulatory status. The Company's natural gas operations are more significantly affected by the implementation of Order 636, related to restructuring of the interstate natural gas pipeline industry. Order 636 requires pipelines subject to FERC jurisdiction to provide unbundled marketing, transportation, storage and load balancing services on a nondiscriminatory basis to producers and end users instead of offering only combined packages of services. This allows the Company to compete with interstate pipelines and other companies to provide these component services separately from the transportation provided by the interstate pipelines. The "unbundling" of services under Order 636 allows LDCs and other customers to choose the combination of services that best meet their needs at the lowest total cost, thus increasing competition in the interstate natural gas industry. As a result of Order 636, the Company can more effectively compete for sales of natural gas to LDCs and other natural gas customers located outside Texas.

  Texas Regulation

     The Railroad Commission of Texas ("RRC") regulates the intrastate transportation, sale, delivery and pricing of natural gas in Texas by intrastate pipeline and distribution systems, including those of the Company. The RRC's gas proration rule prohibits the production of gas in excess of market demand, and permits producers to tender and deliver, and gas purchasers to take, only volumes of gas equal to their market demand. The gas proration rule requires purchasers to take gas by priority categories, ratably among producers without undue discrimination, with high-priority gas (gas from wells primarily producing oil and certain special allowable gas) having higher priority than gas well gas (gas from wells primarily producing gas), notwithstanding any contractual commitments. The RRC rules are intended to bring production allowables in line with estimated market demand.

     For pipelines, the RRC approves intrastate sales and transportation rates and all proposed changes to such rates. Changes in the price of gas sold to gas distribution companies are subject to rate determination in a rate case before the RRC. Under applicable statutes and current RRC practice, larger volume industrial sales and transportation charges may be changed without a rate case if the parties to the transactions agree to the rate changes and make certain representations. Since December 31, 1979, a portion of the Company's gas sales have been made at rates established by an order (the "Rate Order") of the RRC. However, the proportion of these sales to the Company's total gas sales has been decreasing because of various factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1995 Compared to 1994 - Segment Results - Natural Gas." Currently, the price of natural gas sold under a majority of the Company's gas sales contracts is not regulated by the RRC, and the Company may generally enter into any sales contract that it is able to negotiate with customers.

     NGL pipeline transportation is also subject to regulation by the RRC through the filing of tariffs and compliance with safety standards. To date, the impact of this regulation on the Company's operations has not been significant. The RRC also has regulatory authority over gas processing operations, but has not exercised such authority.

COMPETITION

  Refining and Marketing

     The refining industry is highly competitive with respect to both supply and markets. The Company competes with numerous other companies for available supplies of resid and other feedstocks and for outlets for its refined products. The Company has no crude reserves and is not engaged in production. It obtains all of its resid feedstock from unaffiliated sources. Many of the companies with which the Company competes obtain a significant portion of their feedstocks from company-owned production and are able to dispose of refined products at their own retail outlets. The Company does not have retail gasoline operations. Competitors that have their own production or retail outlets may be able to offset losses from refining operations with profits from producing or retailing operations and may be better positioned than the Company to withstand periods of depressed refining margins.

     Because the Refinery was completed in 1984, it was built under more stringent environmental requirements than many existing refineries. The Refinery currently meets EPA emissions standards requiring the use of "best available control technology," and is located in an area currently designated "attainment" for air quality. Accordingly, the Company expects to be able to comply with the Clean Air Act and future environmental legislation more easily than older, conventional refineries, and will not be required to spend significant additional capital for environmental compliance. Recently, however, the Corpus Christi area has experienced increased ozone levels and there can be no assurance that the area will remain a designated "attainment" area for air quality.

     The Company produces enough oxygenates to blend all of its gasoline as RFG and to sell additional quantities of oxygenates to third parties who require oxygenates for blending. RFG generally sells at a premium over conventional gasoline. Most of the refining industry traditionally uses the conventional "3-2-1 crack spread" (which assumes the input of three parts of West Texas Intermediate crude oil and the output of two parts gasoline and one part diesel); however, the Company produces premium products such as RFG and low-sulfur diesel and also produces a higher percentage of its refined products as gasoline. Thus, the Company's "85-15 clean fuels crack spread" (85% RFG, 15% low-sulfur diesel) has provided a wider margin than the typical crack spread experienced by a conventional refiner. However, many of the Company's competitors are large, integrated oil companies which, because of their diverse operations, stronger capitalization and brand-name recognition, may be better able than the Company to withstand volatile industry conditions such as shortages of feedstocks or intense price competition.

  Natural Gas

     The natural gas industry is and is expected to remain highly competitive with respect to both gas supply and markets. Changes in the gas markets during the recent period of deregulation under Order 636 have resulted in significantly increased competition. However, the Company has not only maintained but has increased its throughput volumes since implementation of Order 636. Under Order 636, the Company can more effectively compete for sales of natural gas to LDCs and other customers located outside Texas. See "Governmental Regulations - Federal Regulation." Because of Order 636, the Company now can guarantee long-term supplies of natural gas to be delivered to buyers at interstate locations. The Company can charge a fee for this guarantee, which together with transportation charges, can exceed the amount that the Company could receive for merely transporting natural gas. Because of Order 636 and the location of the Transmission System, the Company believes that the Company is able to compete for new gas supplies and new gas sales and transportation customers.

     In recent years, certain intrastate pipelines with which the Company had traditionally competed have acquired or have been acquired by interstate pipelines. These combined entities generally have capital resources substantially greater than those of the Company and, notwithstanding Order 636's "open access" regulations, may realize economies of scale and other economic advantages in acquiring, selling and transporting natural gas. Additionally, the combination of intrastate and interstate pipelines within one organization may in some instances enable competitors to lower gas prices and transportation fees, and thereby increase price competition in the Company's intrastate and interstate markets. Consequently, the Company's competitors in the near future are likely to be a smaller number of larger energy service firms that can offer "one-stop shopping" for the customer's energy needs, whether the needs are physical, managerial, or financial for the respective energy commodity. Accordingly, the Company has recently undertaken three initiatives to strengthen the Company's ability to compete as an energy service firm: (i) the formation of Valero Field Services Company (see "Natural Gas - Gas Sales and Marketing"), (ii) the expansion of the Company's NGL marketing activities and infrastructure, and (iii) the formation of Valero Power Services Company (see "Natural Gas - Gas Sales and Marketing").

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

ENVIRONMENTAL MATTERS

     The Company's refining, natural gas and NGL operations are subject to environmental regulation by federal, state and local authorities, including the EPA, the Texas Natural Resources Conservation Commission ("TNRCC"), the Texas General Land Office and the RRC. The regulatory requirements relate to water and storm water discharges, waste management and air pollution control measures. In 1995, capital expenditures for the Company's refining operations attributable to compliance with environmental regulations were approximately $5 million and are currently estimated to be $9 million for 1996. These amounts are exclusive of any amounts related to constructed facilities for which the portion of expenditures relating to compliance with environmental regulations is not determinable. For a discussion of the effects of the Clean Air Act's oxygenated gasoline and RFG programs on the Company's refining operations, see "Refining and Marketing - Factors Affecting Operating Results."

     The Company's capital expenditures for environmental control facilities related to its natural gas and NGL operations were not material in 1995 and are not expected to be material in 1996. Currently, expenditures are made to comply with regulations for air emissions, solid waste management and waste water applicable to various facilities. In 1991, environmental legislation was passed in Texas that conformed Texas law with the Clean Air Act to allow Texas to administer the federal programs. Upon interim approval by the EPA of the Texas Title V operating permit program, many of the Company's gas processing plants and gas pipeline facilities will be among the first facilities required to submit applications to the TNRCC for new operating permits, and may be subject to increased requirements for monitoring air emissions. Although new requirements may increase operating costs, they are not expected to have a material adverse effect on the Company's operations or financial condition.

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

EMPLOYEES

     As of January 31, 1996, the Company had 1,658 employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of December 31, 1995 regarding the executive officers of Energy. Each officer named in the following table has been elected to serve until his successor is duly appointed and elected or his earlier removal or resignation from office. No family relationship exists among any of the executive officers, directors or nominees for director of Energy. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

_________________________________________________________________________________________

                                   Energy         Year First Elected        Age as of
                              Position and         or Appointed as         December 31,
            Name               Office Held        Officer or Director         1995
_________________________________________________________________________________________

William E. Greehey       Director, Chairman of            1979                 59
                         the Board and Chief
                         Executive Officer

F. Joseph Becraft        Director, President and          1995                 52
                         Chief Operating Officer

Edward C. Benninger      Director and Executive           1979                 53
                         Vice President

Stan L. McLelland        Executive Vice President         1981                 50
                         and General Counsel

Don M. Heep              Senior Vice President and        1990                 46
                         Chief Financial Officer

*E. Baines Manning       Executive Vice President of      1992*                55
                         Valero Refining and
                         Marketing Company
_________________________________________________________________________________________

      * Mr. Manning has been designated by the Energy Board of Directors as an "executive officer" of the Registrant in accordance with Rule 3b-7 under the Securities
        Exchange Act of 1934, as amended (the "Exchange Act"), and will be eligible for inclusion in the Summary Compensation Table in the Proxy Statement.

     Mr. Greehey has served as Chief Executive Officer and as a director of Energy since 1979 and as Chairman of the Board since 1983. Mr. Greehey is also a director of Weatherford International Incorporated and Santa Fe Energy Resources, Inc., neither of which are affiliated with the Company. Mr. Greehey has announced that he will retire as Chief Executive
Officer of Energy effective June 30, 1996.

     Mr. Becraft was elected as a director in 1995 and was elected as President and Chief Operating Officer of Energy effective January 1, 1996. Effective June 30, 1996, he will succeed Mr. Greehey as Chief Executive Officer of Energy. From 1984 to 1989 Mr. Becraft served as Senior Vice President in the Company's natural gas division. Prior to rejoining the Company in May 1995, he had served as President and Chief Executive Officer of Transok, Inc. since 1989. Transok, Inc. is not an affiliate of the Company.

     Mr. Benninger has served as a director of Energy since
1990. He was elected Executive Vice President in 1989 and served as Chief Operating Officer of Valero Natural Gas Company from 1992 to 1995, and in various other capacities with the Company since 1975.

     Mr. McLelland was elected Executive Vice President and
General Counsel in 1989 and had served as Senior Vice President and General Counsel of Energy since 1981.

     Mr. Heep was elected Senior Vice President and Chief
Financial Officer of Energy in 1994, prior to which he served as Vice President Finance since 1990.

     Mr. Manning has served as Executive Vice President of
Valero Refining and Marketing Company since 1995 and in various other capacities within the Company's refining division since
1986.

ITEM 2. PROPERTIES

     The Company's properties include a petroleum refinery and related facilities, eight natural gas processing plants, and various natural gas and NGL pipelines, gathering lines, fractionation facilities, compressor stations, treating plants and related facilities, all located in Texas. Substantially all of the Company's refining fixed assets are pledged as security under deeds of trust securing industrial revenue bonds issued on behalf of Valero Refining and Marketing Company. Substantially all of the gas systems and processing facilities acquired by the Company in connection with the Merger are pledged as collateral for the First Mortgage Notes of Valero Management Partnership, L.P. See Note 4 of Notes to Consolidated Financial Statements. Reference is made to "Item 1. Business" which includes detailed information regarding properties of the Company. The Company believes that its facilities are generally adequate for their respective operations, and that the facilities of the Company are maintained in a good state of repair. The Company is the lessee under a number of cancelable and noncancelable leases for certain real properties. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to the following proceedings:

     Adams, et al. v. Colonial Pipeline Company; Valero Transmission, L.P.; et al., 157th State District Court, Harris County, Texas (filed August 31, 1995).
     American Plant Food Corporation, et al., v. Colonial Pipeline Company; Texaco, Inc.; Valero Energy Corporation;
et al., 80th State District Court, Harris County, Texas (filed
June 1, 1995).
     Benavides, et al. v. Colonial Pipeline Company; Valero Transmission, L.P.; et al., 93rd State District Court, Hidalgo County, Texas (filed August 31, 1995).
     Cook, et al. v. Shell Oil Company; Texaco, Inc.; Valero Transmission, L.P.; et al., 172nd State District Court, Jefferson County, Texas (filed November 7, 1994).
     Gandy, et al. v. Colonial Pipeline Company; Valero Management Company; et al., 151st State District Court, Harris County, Texas (filed August 31, 1995).
     Grant v. Colonial Pipeline Company; Valero Transmission, L.P.; et al., 152nd State District Court, Harris County, Texas (filed August 31, 1995).
     The six lawsuits listed above arise from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance. Plaintiffs seek an unspecified amount of actual and punitive damages.

     Alonso, et al. v. Fina Oil and Chemical Company, Forest Oil Corporation, Valero Energy Corporation, Valero Natural Gas Company, et al., 370th State District Court, Hidalgo County, Texas (filed May 17, 1995). This lawsuit was filed by certain mineral interest owners in South Texas against Forest Oil Corporation ("Forest") and several other defendants, including the Company, asserting several claims in connection with an alleged underpayment of royalties. In 1987, certain subsidiaries of the Company entered into a settlement agreement with Forest, a natural gas producer, to resolve a take-or-pay dispute between the parties. As part of the settlement, the parties terminated their then-existing gas sales contracts and entered into new gas sales contracts. Under the settlement agreement, the Company's subsidiaries agreed to pay one-half of any "excess royalty claim" brought against Forest relating to any natural gas produced and sold to the subsidiaries after the date of the settlement agreement. In their lawsuit, the mineral interest owners allege that the numerous "operator defendants" (excluding the Company) breached certain covenants and duties thereby depriving the plaintiffs of the full value of their royalty interests. The plaintiffs allege that the Company conspired with Forest to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. Plaintiffs seek unspecified actual and punitive damages.

     J.M. Davidson, Inc. v. Valero Energy Corporation; Valero Hydrocarbons, L.P.; et al., 229th State District Court, Duval County, Texas (filed January 21, 1993). This lawsuit is based upon construction work performed by the plaintiff at certain of the Company's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. The plaintiff alleges actual damages of approximately $3.7 million and punitive damages of $20.4 million. The defendants' motion for summary judgment regarding certain of the plaintiff's tort claims was denied. A trial date of July 22, 1996 has been set.

     The Long Trusts v. Tejas Gas Corporation; Valero Transmission, L.P.; et al., 123rd Judicial District Court, Panola County, Texas (filed March 1, 1989). On April 15, 1994, certain trusts (the "Long Trusts") named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against Tejas Gas Corporation ("Tejas"), a supplier with whom VT, L.P., as successor to VTC, has contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, VT, L.P. agreed to bear a substantial portion of any settlement or nonappealable final judgment rendered against Tejas. In January 1993, the District Court ruled in favor of the Long Trusts' motion for summary judgment against Tejas. Damages, if any, were not determined. In the Long Trusts' sixth amended petition, the trusts seek $50 million in damages from the Company as a result of the Valero Defendants' alleged interference between the Long Trusts and Tejas, and seek $36 million in take-or-pay damages from Tejas. The Long Trusts also seek punitive damages in an amount equal to treble the amount of actual damages proven at trial. The Company believes that the claims brought by the Long Trusts have been significantly overstated, and that Tejas and the Valero Defendants have a number of meritorious defenses to the claims. Trial is set to begin on May 13, 1996.

     Mizel v. Valero Energy Corporation, Valero Natural Gas Company, and Valero Natural Gas Partners, L.P., removed to the United States District Court for the Western District of Texas (originally filed May 1, 1995 in the United States District Court for the Southern District of California). This is a federal securities fraud lawsuit filed by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. Plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the merger of VNGP, L.P. with a wholly owned subsidiary of the Company contained fraudulent misrepresentations. Plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the merger. The Company believes that plaintiff's claims have been settled and released by the prior class action settlement. The lawsuit is scheduled for trial on December 2, 1996.

     Ventura, et al. v. Valero Refining Company, 105th State District Court, Nueces County, Texas (filed June 17, 1994). This lawsuit was filed against a subsidiary of the Company by certain residents of the Mobile Estate subdivision located near the Refinery in Corpus Christi, Texas, alleging that air, soil and water in the subdivision have been contaminated by emissions from the Refinery of allegedly hazardous chemicals and toxic hydrocarbons. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. In May 1995, the plaintiffs filed a motion for nonsuit, seeking a dismissal of the case against the Company. Various filings and motions are before the court with respect to the attempted termination of this lawsuit.

     Javelina Company Litigation. Valero Javelina Company, a wholly owned subsidiary of Energy, owns a 20 percent general partner interest in Javelina Company, a general partnership. See
Note 6 of Notes to Consolidated Financial Statements. Javelina Company has been named as a defendant in eight lawsuits filed since 1993 in state district courts in Nueces County, and Duval County, Texas. Four of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. The plaintiffs seek an unspecified amount of actual and punitive damages. The remaining four suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The plaintiffs in these suits allege claims similar to those described above and seek unspecified actual and punitive damages.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

     Energy's Common Stock is listed under the symbol "VLO" on the New York Stock Exchange, which is the principal trading market for this security. As of February 1, 1996, there were approximately 6,850 holders of record and an estimated 18,000 additional beneficial owners of Energy's Common Stock.

     The range of the high and low sales prices of the Common Stock as quoted in The Wall Street Journal, New York Stock Exchange-Composite Transactions listing, and the amount of per-share dividends for each quarter in the preceding two years, are set forth in the tables shown below:

                                            Common Stock                     Dividends
                                       1995              1994            Per Common Share
     Quarter Ended                High      Low      High      Low       1995        1994

     March 31. . . . . . . .    $18 5/8  $16       $24 1/8   $19 1/2     $.13        $.13
     June 30 . . . . . . . .     22 7/8   17 3/4    22 1/8    16 3/4      .13         .13
     September 30. . . . . .     25 5/8   19 5/8    21 1/8    17 1/4      .13         .13
     December 31 . . . . . .     25 7/8   22 1/2    22        16 1/2      .13         .13

     The Energy Board of Directors declared a quarterly dividend of $.13 per share of Common Stock at its January 23, 1996 meeting. Dividends are considered quarterly by the Energy Board of Directors and may be paid only when approved by the Board.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the year ended December 31, 1995 is derived from the Company's Consolidated Financial Statements contained elsewhere herein. The selected financial data for the years ended prior to December 31, 1995 is derived from the selected financial data contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The following summaries are in thousands of dollars except for per share amounts:

                                                                    Year Ended December 31,
                                             1995<F1>       1994<F1>           1993            1992            1991

OPERATING REVENUES . . . . . . . . . . .    $3,019,792     $1,837,440       $1,222,239      $1,234,618      $1,011,835

OPERATING INCOME . . . . . . . . . . . .    $  188,791     $  125,925       $   75,504      $  134,030      $  119,266

EQUITY IN EARNINGS (LOSSES) OF AND
  INCOME FROM VALERO NATURAL
  GAS PARTNERS, L.P. . . . . . . . . . .    $     -        $  (10,698)      $   23,693      $   26,360      $   32,389

NET INCOME . . . . . . . . . . . . . . .    $   59,838     $   26,882       $   36,424      $   83,919      $   98,667
  Less:  Preferred stock dividend
           requirements. . . . . . . . .        11,818          9,490            1,262           1,475           6,044
NET INCOME APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . .    $   48,020     $   17,392       $   35,162      $   82,444      $   92,623

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . .    $     1.10     $      .40       $      .82      $     1.94      $     2.28

TOTAL ASSETS . . . . . . . . . . . . . .    $2,876,680     $2,831,358       $1,764,437      $1,759,100      $1,502,430

LONG-TERM OBLIGATIONS AND
  REDEEMABLE PREFERRED STOCK . . . . . .    $1,042,541     $1,034,470       $  499,421      $  497,308      $  395,948

DIVIDENDS PER SHARE OF COMMON
  STOCK. . . . . . . . . . . . . . . . .    $      .52     $      .52       $      .46      $      .42      $      .34


<F1>
Reflects the consolidation of the Partnership as of May 31, 1994.

<F2>
See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF VNGP, L.P.

     As described in Note 2 of Notes to Consolidated Financial Statements, the Merger of VNGP, L.P. with Energy was consummated on May 31, 1994. As a result of the Merger, VNGP, L.P. became a subsidiary of Energy. The accompanying consolidated statements of income of the Company for the years ended December 31, 1995, 1994 and 1993 reflect the Company's 100% interest in the Partnership's operations after May 31, 1994 and its effective equity interest of approximately 49% for all periods prior to and including May 31, 1994. Because 1994 results of operations for the Company's natural gas and natural gas liquids segments are not comparable to subsequent and prior periods due to the Merger, the discussion of these segments which follows under "Results of Operations - 1995 Compared to 1994 - Segment Results" and "Results of Operations - 1994 Compared to 1993 - Segment Results" is based on pro forma operating results for 1994 and 1993 that reflect the consolidation of the Partnership with Energy for all of such periods.

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for each of the three years in the period ended December 31, 1995. Certain 1994 and 1993 amounts have been reclassified for comparative purposes. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                                       Year Ended December 31,
                                                                                1995             1994             1993

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . .     $1,772,577       $1,090,368       $1,044,749
  Natural gas <F1>:
    Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        915,455          452,381           42,375
    Transportation . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,764           35,183            3,646
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . . .        435,979          307,016           53,252
  Other <F1> . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            126           42,639           83,886
  Intersegment eliminations <F1> . . . . . . . . . . . . . . . . . . . .       (162,109)         (90,147)          (5,669)
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,019,792       $1,837,440       $1,222,239

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . .     $  141,512       $   78,660       $   75,401
  Natural gas <F1> . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,496           26,731            2,863
  Natural gas liquids <F1> . . . . . . . . . . . . . . . . . . . . . . .         43,684           35,213           10,057
  Corporate general and administrative expenses and other, net <F1>. . .        (35,901)         (14,679)         (12,817)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  188,791       $  125,925       $   75,504

Equity in earnings (losses) of and income from:
  Valero Natural Gas Partners, L.P. <F2> . . . . . . . . . . . . . . . .     $     -          $  (10,698)      $   23,693
  Joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    4,827       $    2,437       $   (1,688)
Gain on disposition of assets and other income, net. . . . . . . . . . .     $    2,742       $    2,039       $    7,897
Interest and debt expense, net . . . . . . . . . . . . . . . . . . . . .     $ (101,222)      $  (76,921)      $  (37,182)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   59,838       $   26,882       $   36,424
Net income applicable to common stock. . . . . . . . . . . . . . . . . .     $   48,020       $   17,392       $   35,162
Earnings per share of common stock . . . . . . . . . . . . . . . . . . .     $     1.10       $      .40       $      .82

PRO FORMA OPERATING INCOME (LOSS) <F3>:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . .     $  141,512       $   78,660       $   75,401
  Natural gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,496           30,829           73,379
  Natural gas liquids. . . . . . . . . . . . . . . . . . . . . . . . . .         43,684           38,940           40,309
  Corporate general and administrative expenses and other, net . . . . .        (35,901)         (22,486)         (30,151)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  188,791       $  125,943       $  158,938

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . . . .            160              146              136
    Average throughput margin per barrel <F4>. . . . . . . . . . . . . .     $     6.25       $     5.36       $     5.99
    Sales volumes (Mbbls per day). . . . . . . . . . . . . . . . . . . .            208              140              133

  Natural gas <F3>:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,434            1,144            1,151
      Transportation . . . . . . . . . . . . . . . . . . . . . . . . . .          1,704            1,682            1,672
        Total gas volumes. . . . . . . . . . . . . . . . . . . . . . . .          3,138            2,826            2,823
    Average gas sales price per Mcf. . . . . . . . . . . . . . . . . . .     $     1.74       $     2.07       $     2.32
    Average gas transportation fee per Mcf . . . . . . . . . . . . . . .     $     .093       $     .102       $     .107

  Natural gas liquids <F3>:
    Plant production (Mbbls per day) . . . . . . . . . . . . . . . . . .           80.3             79.5             77.4
    Average market price per gallon. . . . . . . . . . . . . . . . . . .     $     .261       $     .271       $     .287
    Average gas cost per Mcf . . . . . . . . . . . . . . . . . . . . . .     $     1.40       $     1.75       $     1.96

<F1>
Reflects the consolidation of the Partnership commencing
June 1, 1994.

<F2>
Represents the Company's approximate 49% effective equity interest in the operations of the Partnership and interest income on certain capital lease transactions with the Partnership for the periods prior to June 1, 1994.

<F3>
Operating income (loss) presented herein for 1994 and 1993 represents pro forma amounts that reflect the consolidation of the Partnership with Energy for all of such periods.
Operating statistics for the natural gas and natural gas liquids segments for 1994 and 1993 represent pro forma statistics that reflect such consolidation.

<F4>
Throughput margin for 1993 excludes a $.55 per barrel reduction resulting from the effect of a $27.6 million write-down in the carrying value of the Company's refinery inventories.

1995 COMPARED TO 1994

  Consolidated Results

     The Company reported net income of $59.8 million, or $1.10 per share, for the year ended December 31, 1995 compared to $26.9 million, or $.40 per share, for the year ended December 31, 1994. For the fourth quarter of 1995, net income was $12.9 million, or $.23 per share, compared to net income of $3.9 million, or $.02 per share, for the fourth quarter of 1994. Net income and earnings per share increased during 1995 compared to 1994 due primarily to a significant increase in operating income from the Company's refining and marketing operations and improved operating results from the Company's natural gas and natural gas liquids operations, including the effect of the Merger. The increases in net income and earnings per share resulting from these factors were partially offset by increases in corporate expenses, net interest expense and income tax expense and the nonrecurring recognition in income in 1994 of deferred management fees resulting from the Merger. The increase in earnings per share was also partially offset by an increase in preferred stock dividend requirements resulting from the issuance in March 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock. See Note 8 of Notes to Consolidated Financial Statements.

     Operating revenues increased $1.2 billion to $3 billion during 1995 compared to 1994 due primarily to an increase in operating revenues from refining and marketing operations which is explained below under "Segment Results" and the inclusion of operating revenues attributable to Partnership operations in all of 1995 versus only the months of June through December in 1994. Other operating revenues decreased $42.5 million due to the elimination of management fee revenues received by the Company from the Partnership as a result of the Merger.

     Operating income increased $62.9 million, or 50%, to $188.8 million during 1995 compared to 1994 due primarily to an increase in operating income from refining and marketing operations and to the inclusion of Partnership operating income in all of 1995 versus only the months of June through December in 1994. Partially offsetting these increases in operating income was an increase in corporate expenses, net, resulting primarily from the nonrecurring recognition in income in 1994 of deferred management fees resulting from the Merger (see "1994 Compared to 1993 - Consolidated Results"), the allocation of corporate expenses to the Partnership in 1994 for the periods prior to the Merger and an increase in compensation expense.

     As a result of the Merger and the Company's change in the method of accounting for its investment in the Partnership from the equity method to the consolidation method, the Company did not report equity in earnings (losses) of and income from the Partnership for 1995 and the months of June through December in
1994.   See "Segment Results" below for a discussion of the
Company's natural gas and natural gas liquids operations, including 100% of the operations of the Partnership on a pro forma basis for 1994. Equity in earnings of joint ventures increased $2.4 million to $4.8 million for 1995 compared to 1994 due to an increase in the Company's equity in earnings of Javelina. Javelina's earnings increased due primarily to higher product prices as a result of strong product demand from the petrochemical industry, as well as lower feedstock costs.

     Net interest and debt expense increased $24.3 million to $101.2 million during 1995 compared to 1994 due primarily to the inclusion of Partnership interest expense in all of 1995 versus only the months of June through December in 1994, and to a lesser extent to the issuance of medium-term notes ("Medium-Term Notes") in December 1994 and the first half of 1995. See "Liquidity and Capital Resources." Income tax expense increased $19.4 million to $35.3 million in 1995 compared to 1994 due primarily to higher pre-tax income.

  Segment Results

    Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $682.2 million, or 63%, to $1.8 billion during 1995 compared to 1994 due to a 49% increase in sales volumes and a 10% increase in the average sales price per barrel. The increase in sales volumes was due primarily to higher purchases for resale of conventional gasoline to supply rack customers as a result of the Company's conversion of its Refinery operations to produce primarily reformulated gasoline ("RFG") beginning in the fourth quarter of 1994, and to a 10% increase in throughput volumes resulting from various unit improvements completed during the latter part of 1994 and first half of 1995. The average sales price per barrel increased due to higher refined product prices, including higher prices received on sales of RFG and other higher-value products.

     Operating income from the Company's refining and marketing operations increased $62.8 million, or 80%, to $141.5 million during 1995 compared to 1994 due primarily to an increase in total throughput margins partially offset by an increase in operating and other expenses. Throughput margins increased due to higher margins on sales of RFG and oxygenates of approximately $46 million, higher margins on sales of petrochemical feedstocks of approximately $15 million, and an approximate $22 million increase due to unit improvements noted above and the nonrecurrence of a turnaround of the Refinery's heavy oil cracking complex completed during the latter part of 1994, net of the effect of unit turnarounds which occurred in 1995 as described below. These increases in throughput margins were partially offset by an approximate $13 million decrease in conventional refined product margins ("crack spread") resulting primarily from depressed gasoline markets in early 1995 attributable to uncertainties pertaining to the general acceptance of RFG and oxygenates. Costs for the Company's residual oil ("resid") feedstocks increased in 1995 compared to 1994 as the Company's "resid discount", representing the average discount at which resid sold to crude oil, decreased from approximately $3.25 per barrel in 1994 to approximately $2.28 per barrel in 1995 due to a continuing worldwide decrease in resid supplies resulting from the addition of new refinery upgrading capacity and increased production of light sweet crude oil in relation to heavy crude oil. However, the effect of such increased resid costs on throughput margins was more than offset by a decrease in other feedstock costs, including a $7.5 million benefit from price risk management activities, approximately $7 million of which was attributable to fourth quarter operations. As a result of the above factors, the Refinery's average throughput margin per barrel, before operating expenses and depreciation expense, increased 17%, from $5.36 in 1994 to $6.25 in 1995. Although operating expenses increased approximately $5 million due primarily to higher costs resulting from increased throughput, operating expenses per barrel decreased by approximately 5%. Selling and administrative expenses also increased approximately $5 million due to higher compensation and other expenses, while depreciation expense increased approximately $2 million due to capital expenditures incurred during the latter part of 1994 and in 1995.

     During the fourth quarter of 1995, the Company's existing resid feedstock supply agreement with Arabian American Oil Company ("Aramco") for approximately 36,000 barrels per day at market-based prices was extended through the end of 1997. Such agreement is subject to price renegotiation in the fourth quarter of 1996 and provides for a reduction in volumes in 1997 to 18,000 barrels per day if a new price cannot be agreed upon. The Company also entered into a separate one-year resid contract with Aramco which is effective through the end of 1996 and provides for deliveries of approximately 18,000 barrels per day at a market-based pricing formula. The Company also has a contract to purchase 12,000 barrels per day of resid from South Korea at market-based prices which was extended during the first quarter of 1996 for an additional six months. Deliveries under these agreements provide approximately 80% of the Refinery's daily resid feedstock requirements. The Company believes that if any of its existing feedstock arrangements were interrupted or terminated, adequate supplies of feedstock could be obtained from other sources or on the open market. However, because the demand for the type of resid feedstock now processed at the Refinery has increased in relation to the availability of supply over the past two years, if any such interruptions did occur, the Company could be required to incur higher feedstock costs or substitute other types of resid, thereby producing less favorable operating results. At the end of 1995, the Company also contracted for approximately 5,000 barrels per day of domestic crude for use as a feedstock in the Refinery's crude unit in 1996. The remainder of the Refinery's resid and crude feedstocks are purchased at market-based prices under short-term contracts. During the third quarter of 1995, the renovation of a 13,000-barrel-per-day methanol plant located in Clear Lake, Texas, jointly owned by the Company and Hoechst Celanese Chemical Group, Inc. ("Celanese"), was completed and the plant was placed in service. See "Liquidity and Capital Resources." In October 1995, the Company began receiving its full 50% share of the methanol production capacity from this plant. Such production provides all of the methanol feedstock presently required for the Refinery's production of oxygenates used in RFG at a cost which has been lower than prevailing market prices.

      Scheduled maintenance and catalyst changes of the Refinery's hydrodesulfurization unit (the "HDS Unit") were completed in December 1993 and April 1995. A turnaround of the Refinery's heavy oil cracking complex (the "HOC") was completed in October 1994 and turnarounds of the Refinery's hydrocracker and naphtha reformer units were completed in April 1995. During 1996, the HDS Unit is scheduled for maintenance and a catalyst change in the third quarter.

     The Company enters into various exchange-traded and financial instrument contracts with third parties to manage price risk associated with its refinery feedstock purchases, refined product inventories and refining operating margins. Although such activities are intended to limit the Company's exposure to loss during periods of declining margins, such activities could tend to reduce the Company's participation in rising margins. In 1995, the Company's refining and marketing segment recognized a $12.8 million benefit to throughput margins from price risk management activities compared to a $5.3 million benefit in 1994. See Note 1 under "Price Risk Management Activities" and Note 5 of Notes to Consolidated Financial Statements.

    Natural Gas

     Operating income from the Company's natural gas operations was $39.5 million for 1995 compared to pro forma operating income of $30.8 million for 1994. The $8.7 million, or 28%, increase was due primarily to an approximate $9 million increase in total gas sales margins and other operating revenues and an approximate $4 million decrease in operating, selling and administrative expenses, partially offset by an approximate $5 million decrease in transportation revenues. Total gas sales margins increased due to a 25% increase in gas sales volumes, reductions in gas costs resulting from price risk management activities, and the nonrecurrence of certain settlements relating to measurement and customer billing differences which adversely affected 1994. The increase in total margins resulting from these factors was partially offset by reduced volumetric gains, discussed below, and lower unit margins due primarily to an increase in lower-margin spot and off-system sales. The decrease in operating, selling and administrative expenses was due primarily to the nonrecurrence of certain adverse settlements in 1994, including $6.8 million related to a settlement with the City of Houston regarding a franchise fee dispute, and lower transportation expense, partially offset by higher ad valorem tax, maintenance and compensation expenses. The decrease in transportation revenues was due primarily to a 9% decrease in average transportation fees. Both transportation fees and unit sales margins were adversely affected by surplus industry capacity, resulting in continued intense competition for market share.

     Demand for natural gas continues to be affected by the operation of various nuclear and coal power plants in the Company's core service area. At full operation, the South Texas Project nuclear plant ("STP") in Bay City, Texas and the Comanche Peak nuclear plant near Ft. Worth, Texas displace approximately 650 MMcf per day and 600 MMcf per day of natural gas demand, respectively. In addition, coal-fired electrical generation facilities owned and operated by San Antonio City Public Service displace a portion of natural gas demand.

     The Company's gas sales and transportation businesses are based primarily on competitive market conditions and contracts negotiated with individual customers. The Company has been able to mitigate, to some extent, the effect of competitive industry conditions by aggressive marketing efforts to increase gas throughput volumes, particularly in its off-system marketing business with local distribution and industrial companies throughout the United States, and by the flexible use of its strategically located pipeline system. However, gas sales and transportation margins remain under intense pressure as the natural gas industry continues to evolve to a customer-oriented, mature commodity market.

     Gas sales are also made, to a significantly lesser extent, to intrastate customers under contracts which originated in the 1960s and 1970s with 20- to 30-year terms. These contracts were full requirements, no-notice service contracts governed by a rate order (the "Rate Order") issued in 1979 by the Railroad Commission of Texas (the "Railroad Commission"). The Rate Order provides for the sale of gas under such contracts at its weighted average cost, as defined ("WACOG"), plus a margin of $.15 per Mcf. In addition to the cost of gas purchases, WACOG has included storage, gathering and other fixed costs, including the amortization of deferred gas costs related to the settlement of take-or-pay and related claims. The gas sales price for these contracts is substantially in excess of market clearing levels and sales volumes under these contracts have been decreasing as such contracts expire and are not renewed. As a result of expiring contracts in 1998, the majority of storage costs previously included in WACOG, including the cost of the Company's natural gas storage facility (see Note 13 of Notes to Consolidated Financial Statements), will no longer be recovered through gas sales rates governed under the Rate Order.

     In the course of making gas sales and providing transportation services to customers, the Company has in the past experienced overall net volumetric gains due to measurement and other volumetric differences related to the amounts of gas received and delivered, which during 1994 resulted in increased gas sales revenues of approximately $20 million. However, as a result of the implementation by the Company of changes to measurement standards promulgated by the American Gas Association, the expiration of certain gas purchase contracts in February 1995 and the continuing reduction in WACOG-based gas sales discussed above, revenues resulting from such net volumetric gains decreased to approximately $10 million in 1995 and are expected to decline further in 1996.

     The Company enters into various exchange-traded and financial instrument contracts with third parties to manage price risk associated with its natural gas storage and marketing operations. Such activities are intended to manage price risk but may result in gas costs either higher or lower than those that would have been incurred absent such activities. In 1995, the Company's natural gas segment recognized $12 million in gas cost reductions from price risk management activities, $5.6 million of which was recognized in the fourth quarter, compared to $2.1 million in 1994 on a pro forma basis. An additional $.8 million and $6.8 million was deferred at December 31, 1995 and 1994, respectively, which is recognized as a reduction to the cost of gas in the subsequent year. See Note 1 under "Price Risk Management Activities" and Note 5 of Notes to Consolidated Financial Statements.

    Natural Gas Liquids

     Operating income from the Company's NGL operations was $43.7 million for 1995 compared to pro forma operating income of $38.9 million for 1994. The $4.8 million, or 12%, increase was due primarily to an increase in NGL margins and a decrease in transportation and fractionation costs, partially offset by an approximate $2 million decrease in revenues from transportation and fractionation of third party plant production. NGL margins increased due to a decrease in fuel and shrinkage costs resulting from a 20% decrease in the average cost of natural gas, which more than offset a 4% decrease in the average NGL market price. Average natural gas costs decreased due to surplus industry capacity and benefits from price risk management activities, while average NGL prices decreased due to weak ethane prices resulting from above-normal inventory levels. NGL production volumes increased slightly in 1995 compared to 1994 as volume increases in 1995 resulting from the addition of new natural gas supplies under processing agreements with natural gas producers and operational improvements and production enhancements at certain of the Company's NGL plants were mostly offset by volume decreases resulting primarily from the sale of the Company's two West Texas processing plants in August 1995.

     The Company also enters into various exchange-traded and financial instrument contracts with third parties to manage the cost of gas consumed in its NGL operations. Such activities are intended to manage price risk but may result in fuel and shrinkage costs either higher or lower than those that would have been incurred absent such activities. In 1995, the Company's NGL segment recognized $4.1 million in fuel and shrinkage cost reductions from price risk management activities. In 1994, the effect of such activities on fuel and shrinkage costs was not significant. An additional $3 million was deferred at December 31, 1995 which will be recognized as a reduction to fuel and shrinkage costs in 1996. See Note 1 under "Price Risk Management Activities" and Note 5 of Notes to Consolidated Financial Statements.

     The Company's NGL operations benefit from the strategic location of its facilities in relation to natural gas supplies and markets, particularly in South Texas which is a core supply area for the Company's natural gas and NGL operations.
Currently, approximately 92% of the Company's NGL production comes from plants in South Texas and the Texas Gulf Coast. As the Company's existing South Texas NGL pipeline and fractionation facilities are operating at or near capacity, the Company anticipates incurring additional capital expenditures in the future in order to develop incremental South Texas NGL production opportunities. The Company's NGL operations should benefit in the longer term from the expected continued growth in demand for NGLs as petrochemical feedstocks and in the production of methyl tertiary butyl ether ("MTBE"). A substantial portion of the Company's butane production is processed internally as feedstock for the Refinery's MTBE Plant. The demand for NGLs, particularly natural gasoline, will continue to be affected seasonally, however, by Environmental Protection Agency ("EPA") regulations limiting gasoline volatility during the summer months.

    Other

     Pro forma corporate general and administrative expenses and other, net, increased $13.4 million during 1995 compared to 1994 due primarily to the nonrecurring recognition in income in 1994 of deferred management fees resulting from the Merger, as noted above, and an increase in compensation expense.

 1994 COMPARED TO 1993

  Consolidated Results

     The Company reported net income of $26.9 million, or $.40 per share, for the year ended December 31, 1994 compared to $36.4 million, or $.82 per share, for the year ended December 31, 1993. For the fourth quarter of 1994, net income was $3.9 million, or $.02 per share, compared to a net loss of $15.2 million, or $.36 per share, for the fourth quarter of 1993. The 1993 fourth quarter and total year results were adversely affected by a $27.6 million, or $17.9 million after-tax ($.42 per share), write-down in the carrying value of the Company's refinery inventories. See "Segment Results - Refining and Marketing" below. Although operating income increased during 1994 compared to 1993, a decrease in equity in earnings of and income from the Partnership, an increase in net interest and debt expense and the nonrecurring gain on disposition of the Company's natural gas distribution operations during the third quarter of 1993, partially offset by a decrease in income tax expense, resulted in a decrease in net income and earnings per share for the year. Earnings per share was also reduced by an increase in preferred stock dividend requirements resulting from the above-noted issuance in March 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock.

     Operating revenues increased $615.2 million, or 50%, to $1.8 billion during 1994 compared to 1993 due primarily to the inclusion in 1994 of operating revenues attributable to the Partnership beginning June 1, 1994, and to a lesser extent to an increase in operating revenues from refining and marketing operations which is explained below under "Segment Results." The increases attributable to these factors were partially offset by a decrease in Other operating revenues due to the elimination of management fee revenues received from the Partnership resulting from the May 31, 1994 Merger, and a decrease in natural gas sales and transportation revenues resulting from the 1993 disposition of the Company's natural gas distribution operations noted above.

     Operating income increased $50.4 million, or 67%, to $125.9 million during 1994 compared to 1993 due primarily to the inclusion of Partnership operating income for the seven months commencing June 1, 1994. Operating income also benefitted from the nonrecurring recognition in income at the time of the Merger of the $6.7 million remaining balance of deferred management fees. Such deferred management fees arose in connection with the formation of the Partnership in 1987 at which time the Company entered into a management agreement with the Partnership whereby the Company would provide, over a ten-year period, certain management services to the Partnership. The Company deferred a portion of the gain generated upon the Partnership formation which represented the profit element in providing such future services. At the time of the Merger, the remaining $6.7 million unamortized portion of such deferred gain was recognized.

     The Company's equity in losses of and income from the Partnership for the five months of 1994 preceding the Merger was $(10.7) million compared to equity in earnings of and income from the Partnership of $23.7 million in 1993. Included in the 1994 amount was the Company's $6.8 million equity interest in the cost of a settlement among the Company, the Partnership and the City of Houston regarding a franchise fee dispute noted above under "1995 Compared to 1994 - Segment Results - Natural Gas." For a discussion of the Company's natural gas and natural gas liquids operations, including 100% of the operations of the Partnership on a pro forma basis, see "Segment Results" below.

     Net interest and debt expense increased $39.7 million in 1994 compared to 1993 due primarily to the inclusion of the Partnership's interest expense subsequent to the Merger and to a decrease in capitalized interest resulting from the placing in service at the Refinery of the MTBE plant during the second quarter of 1993 and the MTBE/TAME complex and reformate splitter unit during the fourth quarter of 1993. Income tax expense decreased in 1994 compared to 1993 due to lower pre-tax income and the nonrecurrence of the 1993 third quarter charge to earnings of $8.2 million resulting from the effect of a one-percent increase in the corporate income tax rate on the Company's December 31, 1992 balance of deferred income taxes.

  Segment Results

    Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $45.6 million, or 4%, during 1994 compared to 1993 due primarily to a 5% increase in average daily sales volumes. Sales and throughput volumes increased as a result of placing in service various new Refinery units in 1993, as discussed above. The average sales price per barrel in 1994 was basically unchanged from 1993 as weak refined product prices during 1994, resulting from an increase in gasoline supply due to increased refinery upgrading capacity, high refinery utilization rates and increased gasoline imports, were offset by a change in product mix resulting from increased sales of MTBE during 1994, due to a full year's operation of the MTBE plant, and initial sales of higher-valued RFG during November and December of 1994.

     Operating income from the Company's refining and marketing operations increased $3.3 million, or 4%, during 1994 compared to 1993 due primarily to the nonrecurrence of a write-down in the carrying value of refinery inventories during the fourth quarter of 1993 which reduced 1993 operating income by $27.6 million. Excluding the effect of the 1993 inventory write-down, refining and marketing operating income decreased $24.3 million, or 24%, in 1994 compared to 1993 due to a decrease in throughput margins and an increase in operating costs and depreciation expense. Throughput margins decreased due to narrower discounts for the Company's resid feedstocks of approximately $30 million, lower conventional refined product margins of approximately $12 million, and lower margins on sales of MTBE of approximately $7 million due to higher costs for the Company's methanol feedstocks, which more than offset higher margins on sales of RFG and other premium products of approximately $21 million and an approximate $19 million improvement due to a 7% increase in average daily throughput volumes. As a result of the above factors, the Refinery's average throughput margin per barrel, before operating costs and depreciation expense, decreased from $5.99 in 1993 (excluding the effect of the inventory write-down) to $5.36 in 1994. Operating costs and depreciation expense increased approximately $9 million and $6 million, respectively, in 1994 compared to 1993 due to placing in service various new Refinery units in 1993, as discussed above, although operating costs per barrel were basically unchanged due to increased throughput volumes.

    Natural Gas

     Pro forma operating income from the Company's natural gas operations decreased $42.6 million, or 58%, during 1994 compared to 1993 due to settlements of certain measurement, fuel usage and customer billing differences which benefitted 1993 by $11 million but negatively impacted 1994 by $3.1 million, lower gas sales margins, a decrease in transportation revenues, and an increase in operating and general expenses. Gas sales margins were lower due primarily to a $16.6 million decrease in gas cost reductions resulting from price risk management activities, reduced demand for natural gas resulting from unseasonably mild weather during the 1994 fourth quarter and the return to service of the STP during the 1994 second quarter, and reduced recoveries of fixed costs, principally gas gathering costs, as a result of a customer audit settlement effective July 1, 1993. The decrease in transportation revenues was due primarily to a 5% decrease in average transportation fees also resulting from reduced gas demand. Sales and transportation volumes were flat in 1994 compared to 1993 as volume increases resulting from business generated in connection with the implementation of FERC Order 636 and the west-to-east shift in natural gas supply patterns were offset by volume decreases resulting from the above-noted return to service of the STP in 1994 and unseasonably mild weather during the 1994 fourth quarter. Operating and general expenses increased due primarily to the above-noted 1994 franchise fee settlement with the City of Houston.

    Natural Gas Liquids

     Pro forma operating income from the Company's NGL operations decreased $1.4 million, or 3%, during 1994 compared to 1993 due to a decrease in revenues from transporting and fractionating volumes for third parties and an increase in transportation and fractionation expense, partially offset by a slight increase in NGL unit margins, a 3% increase in NGL production volumes and a decrease in operating and general expenses, primarily maintenance expense. NGL unit margins increased due to a decrease in fuel and shrinkage costs resulting from an 11% decrease in the average cost of natural gas, which more than offset a 6% decrease in the average NGL market price. Average natural gas costs decreased as a result of milder weather experienced during the fourth quarter of 1994, higher industry-wide natural gas storage inventories and the return to service of the STP during the 1994 second quarter, while average NGL prices decreased due to continued weak refined product prices during the first part of 1994.

    Other

     Pro forma corporate general and administrative expenses and other, net, decreased in 1994 compared to 1993 due to the recognition in income in 1994 of deferred management fees, as noted above, and a decrease in employee benefit expenses resulting from various cost containment measures implemented by the Company in 1994.

OUTLOOK

     The following discussion of the outlook for the Company's three principal business areas contains certain forward-looking statements reflecting the Company's current expectations of the manner in which the various factors discussed therein may affect its business in the near future. The energy business has a history of volatility and there is no assurance that the Company's expectations will be realized or that unexpected events will not have an adverse impact on the Company's business.

  Refining and Marketing

     Although refining margins are expected to remain volatile, several key factors look promising for the Company's refining and marketing operations. With regard to feedstocks, the Company's resid discount, which narrowed considerably over the last two years due primarily to a worldwide decrease in resid supplies resulting from increased production of light sweet crudes and the addition of new refinery upgrading capacity, is expected to show gradual improvement as crude quality is now stabilizing and much of the new upgrading capacity has already come on line. Refinery upgrading capacity is not expected to keep pace with new crude distillation capacity over the next several years, which should further increase resid supplies. However, recent press reports indicate that Iraq may soon resume sales of crude oil into world markets. While the export of heavier Iraqi crudes could lead to increased resid production, such exports could also depress crude oil prices which in turn could adversely affect inventory values and lead to volatile changes in the resid discount and other price relationships important to the Company's results of operations. Moreover, industry publications report that Aramco plans to begin operation of certain new resid conversion units in 1998 at the Ras Tanura refining complex in Saudi Arabia. As a result, the production of resid at Ras Tanura for export would be significantly reduced. A majority of the resid feedstock purchased by the Company from Aramco is produced at Ras Tanura. Accordingly, a reduction in resid production at Ras Tanura could adversely affect the price or availability of resid feedstocks in the future. The cost of methanol feedstocks used in the production of MTBE should benefit from a full year's operation of the Company's joint venture methanol plant.

     On the product side, domestic gasoline demand, which increased by 1.5% and 1.7% in 1995 and 1994, respectively, is expected to continue to grow over the next several years due to slowing gains in fuel efficiency for passenger cars, higher sales of light trucks and sport-utility vehicles which average fewer miles per gallon than passenger cars, higher speed limits in several states and an increasing number of miles driven. The demand for oxygenates, including MTBE, is expected to increase due to the implementation of the California Air Resources Board's "CARB 2" gasoline program in March 1996 and to an expected increase in worldwide demand for oxygenates to replace the octane displaced by the worldwide movement to reduce the use of lead in gasoline.
The demand for RFG, which currently represents about 25% of the total demand for gasoline in the U.S., also may increase if areas of the country whose ozone emissions exceeded permitted levels in 1995 choose to "opt in" to the RFG program to reduce their emission levels. With regard to operations, refinery throughput volumes are expected to increase due to the full year effect of various unit improvements and enhancements made during 1995 and no significant unit turnarounds being scheduled in 1996.

  Natural Gas

     Due to its desirability as a clean-burning fuel, demand for natural gas has remained strong and is expected to continue to grow due primarily to increasing demand in utility and non-utility electric generation applications and in industrial, particularly cogeneration, applications. Natural gas supplies should be sufficient to meet the growth in natural gas demand due to anticipated increases in domestic productive and storage capacity and in Canadian imports. As a result of the implementation of FERC Order No. 636 in 1993, the Company's natural gas operations are continuing to adjust to the transformation of the U.S. natural gas industry into a more deregulated, market-oriented environment where increasing competition and market efficiencies are pressuring margins for all categories of business. In response to such conditions, the Company is continuing to emphasize growth of off-system sales by diversification of its customer base through marketing offices located throughout the nation and in Canada, and to further develop and expand its slate of value-added services, such as gas gathering and related activities, gas processing, volume and capacity management, price risk management and power marketing. In addition, to capitalize on the trend of west-to-east movement of gas across the United States caused by increased production in western supply basins, pipeline expansions from such basins and Canada to the West Coast, and growing natural gas demand in the East and Southeast, the Company intends to further increase its capacity to move gas across Texas through pipeline debottlenecking and other projects. As a result of the development of these and other natural gas business opportunities, the Company believes that it should be able to increase its natural gas volumes in 1996.

  Natural Gas Liquids

     The Company's NGL operations benefit from its strong integration with the Company's natural gas and refining and marketing operations. The ability to process natural gas, and fractionate and market NGLs, are value-added services offered to producers which attract additional quantities of gas to the Company's pipeline system, while production from the Company's NGL plants provides butane feedstock for the production of oxygenates at the Company's refinery. The demand for NGLs is expected to remain strong as a result of continued economic growth, petrochemical plant expansions and the addition of new independent petrochemical facilities, and increased production of oxygenated and reformulated gasolines. NGL margins softened somewhat during the latter half of 1995 due to above-normal inventory levels and lower product prices and are expected to continue at such levels in 1996. The Company is continuing to emphasize the addition of new natural gas supplies under processing agreements with natural gas producers and the development and expansion of market alternatives for its NGL production. In order to accommodate an increase in natural gas supplies, the Company increased the processing capacity at certain of its NGL plants in 1995 through various expansion projects and the addition of compression facilities which resulted in an increase in NGL production volumes at such plants. The full year effect of such plant expansions and improvements should further increase production volumes in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities increased $87.7 million during 1995 compared to 1994 due primarily to the increase in income described above under "Results of Operations" and to the changes in current assets and current liabilities detailed in Note 1 of Notes to Consolidated Financial Statements under "Statements of Cash Flows." Included in such changes was a decrease in inventories, primarily refining inventories, resulting from a decrease in volumes available under crude feedstock contracts, above-normal low-sulphur HOC feedstock inventories at the end of 1994 in anticipation of a turnaround of the HDS Unit in the first quarter of 1995, and above-normal refined product inventories at the end of 1994 attributable to uncertainties related to the implementation of the new RFG regulations. In addition, the increase in accounts payable in 1995 compared to the decrease in 1994 was due primarily to payments in 1994 related to capital additions accrued at the end of 1993. During 1995, the Company utilized the cash provided by its operating activities, proceeds from the issuance of Medium-Term Notes, and proceeds from the sale of two NGL processing plants as noted above under "Results of Operations - 1995 Compared to 1994 - Segment Results - Natural Gas Liquids" to fund capital expenditures and deferred turnaround and catalyst costs, to reduce borrowings under its revolving bank credit and letter of credit facility, to repay principal on various outstanding nonbank debt, to pay common and preferred stock dividends, and to redeem a portion of its outstanding Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock").

     In the first quarter of 1995, the Securities and Exchange Commission declared effective Energy's shelf registration statement to offer up to $250 million principal amount of additional debt securities, including Medium-Term Notes, $96.5 million of which had been issued through January 31, 1996. The net proceeds received from this offering have been used, and will be used in the future, for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital. See Note 4 of Notes to Consolidated Financial Statements. The Company's ratio of earnings to fixed charges, as computed based on rules promulgated by the Commission, was 1.78 for the year ended December 31, 1995.

     Effective November 1, 1995, Energy replaced its $250 million revolving bank credit and letter of credit facility with a new five-year, unsecured $300 million revolving bank credit and letter of credit facility that is available for general corporate purposes including working capital needs and letters of credit. The new facility has reduced financing rates, commitment fees and letter of credit pricing, and both fewer and less restrictive covenants. The new facility has three primary financial covenants, including a minimum fixed charge coverage ratio of 1.6 to 1.0 for each period of four consecutive nonturnaround quarters, a maximum debt to capitalization ratio of 57.5% and a minimum net worth test. In addition, certain events involving an actual or potential change of control of Energy may result in an event of default under the new facility and could thereupon result in a cross-default to other financial obligations of the Company. As of December 31, 1995, Energy had approximately $178 million available under this committed bank credit facility for additional borrowings and letters of credit. As defined under the new bank credit facility, Energy's fixed charge coverage ratio for the four quarters ended December 31, 1995 was 2.0 to 1.0, while its debt to capitalization ratio at December 31, 1995 was 52.0%. Energy also has three separate uncommitted bank letter of credit facilities which are being used to support the Company's Refinery feedstock trading activity. As of December 31, 1995, letters of credit aggregating approximately $34 million were issued and outstanding under these separate uncommitted letter of credit facilities. In addition, Energy has $125 million of unsecured short-term bank credit lines which are uncommitted and unrestricted as to use. As of December 31, 1995, no amounts were outstanding under these short-term lines. The Company's long-term debt includes Valero Management Partnership, L.P.'s First Mortgage Notes (the "First Mortgage Notes"), $476.1 million of which was outstanding at December 31, 1995. The indenture of mortgage and deed of trust pursuant to which the First Mortgage Notes were issued also contains various restrictive covenants. The Company was in compliance with all covenants contained in its various debt facilities as of December 31, 1995. Debt service on the Company's non-bank debt for both principal and interest, including payments into escrow for both principal and interest on the First Mortgage Notes, will be $187.7 million, $160.9 million, $153.5 million, $147.4 million and $149.1 million for the years 1996 through 2000, respectively. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     In December 1995, Energy redeemed 57,500 shares of its Series A Preferred Stock at $100 per share, reducing the amount of such stock outstanding to 69,000 shares at December 31, 1995. An additional 57,500 shares will be redeemed in December 1996 at $100 per share. See Note 7 of Notes to Consolidated Financial Statements. In June 1992, the Energy Board of Directors approved a stock repurchase program of up to one million shares of Common Stock. Through December 31, 1995, Energy had repurchased 505,000 shares at an average price of $23.11 per share, with no shares being repurchased in 1995. The Company intends to repurchase additional shares under this authorization if the price of the Common Stock reaches levels which the management of the Company considers to be undervalued.

     During 1995, the Company expended approximately $165 million for capital investments, including capital expenditures, deferred turnaround and catalyst costs and investments in and advances to joint ventures. Of this amount, $125 million related to refining and marketing operations while $34 million related to natural gas and NGL operations. Included in the refining and marketing amount was $36 million for turnarounds of the Refinery's hydrodesulfurization, hydrocracker and reformer units and $60 million for renovation of a methanol plant located in Clear Lake, Texas. For 1996, the Company currently expects to incur approximately $150 million for capital expenditures, deferred turnaround and catalyst costs, and investments and related expenditures. Such amount excludes any expenditures related to the Company's investment in Proesa which is discussed separately below.

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. The plant, to be constructed at a site near the Bay of Campeche, has been estimated to cost approximately $400 million (exclusive of working capital, capitalized interest and financing costs), and to produce approximately 17,000 barrels of MTBE per stream day. The Company and Proesa's other shareholders have entered into a letter of understanding under which the Company's ownership interest in Proesa would increase to 45%. Although this arrangement has not been formally documented and is subject to certain conditions, the Company has funded 45% of the Project's costs since August 1994. Because of the substantial devaluation of the Mexican peso beginning in December 1994 and the resulting increase in Mexican interest rates and deterioration of Mexican economic conditions, in January 1995, the Company suspended further investment in the Project pending the resolution of certain key issues related to the Project. During 1995 and continuing in 1996, the Company engaged in discussions with Petroleos Mexicanos, S.A. ("Pemex"), the Mexican state-owned oil company, and the Project participants in order to renegotiate the purchase and sales agreements between Proesa and Pemex and to reach definitive agreement regarding the participants' ownership interests in Proesa and their funding commitments to the Project, including procedures for funding any possible cost overruns. Despite some indications that Mexican economic conditions are beginning to improve, there can be no assurance that mutually satisfactory agreements can be reached between Proesa and Pemex and among the Project participants, or that financing satisfactory to all participants can be arranged.
If the Project is terminated, there can be no assurance that the Company's investment in the Project could be recovered.
At December 31, 1995, the Company had a total investment in the Project of approximately $16.5 million, and Proesa had incurred additional obligations totalling approximately $10 million which have not been funded by its owners. Proesa has also furnished a surety bond in connection with the plant's first year of operations under an existing MTBE sales agreement between Proesa and Pemex. Based on the exchange rate at January 31, 1996, the insurable value of such surety bond was approximately $5.6 million. Proesa currently has no independent source of funding. Therefore, in the event of any cash requirements resulting from the above, Proesa would necessarily request additional funding from its owners. See Item 1. "Business - Refining and Marketing - Proesa MTBE Plant" and Note 6 of Notes to Consolidated Financial Statements.

     The Energy Board of Directors increased the quarterly dividend on its Common Stock from $.11 per share to $.13 per share effective in the fourth quarter of 1993. Such dividend rate has remained unchanged throughout 1994 and 1995. Dividends are considered quarterly by the Energy Board of Directors, and may be paid only when approved by the Board. Because appropriate levels of dividends are determined by the Board on the basis of earnings and cash flows, the Company cannot assure the continuation of Common Stock dividends at any particular level.

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

     The Company is subject to environmental regulation at the federal, state and local levels. The Company's capital expenditures for environmental control and protection for its refining and marketing operations totalled approximately $5 million in 1995 and are expected to be approximately $9 million in 1996. These amounts are exclusive of any amounts related to constructed facilities for which the portion of expenditures relating to environmental requirements is not determinable. Capital expenditures for environmental control and protection for the Company's natural gas and NGL operations have not been material to date and are not expected to be material in 1996.
The Refinery was completed in 1984 under more stringent environmental requirements than many existing United States refineries, which are older and were built before such environmental regulations were enacted. As a result, the Company believes that it may be able to more easily comply with present and future environmental legislation. Within the next several years, all U.S. refineries must obtain operating permits under provisions of the Clean Air Act Amendments of 1990 (the "Clean Air Act"). In addition, Clean Air Act provisions will require many of the Company's gas processing plants and gas pipeline facilities to obtain new operating permits. However, the Clean Air Act is not expected to have any significant adverse impact on the Company's operations and the Company does not anticipate that it will be necessary to expend any material amounts in addition to those mentioned above to comply with such legislation. The Company is not aware of any material environmental remediation costs related to its operations. Accordingly, no amount has been accrued for any contingent environmental liability.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."
This statement encourages entities to adopt the fair value method of accounting for employee stock compensation plans for fiscal years beginning after December 15, 1995, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost for its employee stock compensation plans in accordance with APB Opinion No. 25.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of, and is effective for fiscal years beginning after December 15, 1995, although earlier implementation is permitted. This statement is required to be applied prospectively for assets to be held and used, while its initial application to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt this statement as of January 1, 1996. Based on information currently known by the Company, such adoption would not have a significant impact on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Valero Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Valero Energy Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stock and other stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Antonio, Texas
February 14, 1996

                                 VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                           (Thousands of Dollars)
                                                                                                  December 31,
                                A S S E T S                                                   1995            1994

CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . . . . . . . . . . . . . .   $   28,054       $   26,210
  Cash held in debt service escrow . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,627           35,441
  Receivables, less allowance for doubtful accounts of $1,193 (1995) and
    $2,770 (1994). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      339,189          232,273
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      140,822          182,089
  Current deferred income tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .       29,530           31,842
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,321           25,017
                                                                                              621,543          532,872
PROPERTY, PLANT AND EQUIPMENT - including construction in
  progress of $37,472 (1995) and $115,785 (1994), at cost. . . . . . . . . . . . . . . .    2,697,494        2,672,715
    Less:  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .      622,123          531,501
                                                                                            2,075,371        2,141,214

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . . . . . . . . . . . . . . . . .       41,890           41,162

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .      137,876          116,110
                                                                                           $2,876,680       $2,831,358
         L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .   $   81,964       $   62,230
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      312,672          341,694
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,104           19,693
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,542           37,150
                                                                                              468,282          460,767

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . . . . . . . .    1,035,641        1,021,820

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      276,013          264,236

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .       56,031           59,405

REDEEMABLE PREFERRED STOCK, SERIES A, issued 1,150,000 shares,
  outstanding 69,000 (1995) and 126,500 (1994) shares. . . . . . . . . . . . . . . . . .        6,900           12,650

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1995 and 1994) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . . . . . . . . . .        3,450            3,450
  Common stock, $1 par value - 75,000,000 shares authorized; issued
    43,739,380 (1995) and 43,463,869 (1994) shares . . . . . . . . . . . . . . . . . . .       43,739           43,464
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      530,177          536,613
  Unearned Valero Employees' Stock Ownership Plan Compensation . . . . . . . . . . . . .      (11,318)         (13,706)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      467,943          442,659
  Treasury stock, 6,904 (1995) and -0- (1994) common shares, at cost . . . . . . . . . .         (178)            -
                                                                                            1,033,813        1,012,480
                                                                                           $2,876,680       $2,831,358

See Notes to Consolidated Financial Statements.

                            VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                         (Thousands of Dollars, Except Per Share Amounts)

                                                                       Year Ended December 31,
                                                                  1995           1994           1993

OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . $3,019,792     $1,837,440     $1,222,239

COSTS AND EXPENSES:
   Cost of sales and operating expenses. . . . . . . . . . . .  2,652,556      1,561,225      1,021,403
   Selling and administrative expenses . . . . . . . . . . . .     78,120         66,258         68,599
   Depreciation expense. . . . . . . . . . . . . . . . . . . .    100,325         84,032         56,733
     Total . . . . . . . . . . . . . . . . . . . . . . . . . .  2,831,001      1,711,515      1,146,735

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .    188,791        125,925         75,504

EQUITY IN EARNINGS (LOSSES) OF AND INCOME FROM:
   Valero Natural Gas Partners, L.P. . . . . . . . . . . . . .      -            (10,698)        23,693
   Joint ventures. . . . . . . . . . . . . . . . . . . . . . .      4,827          2,437         (1,688)

GAIN ON DISPOSITION OF ASSETS AND OTHER INCOME, NET. . . . . .      2,742          2,039          7,897

INTEREST AND DEBT EXPENSE:
   Incurred. . . . . . . . . . . . . . . . . . . . . . . . . .   (105,921)       (79,286)       (49,517)
   Capitalized . . . . . . . . . . . . . . . . . . . . . . . .      4,699          2,365         12,335

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . .     95,138         42,782         68,224

INCOE TAX EXPENSE. . . . . . . . . . . . . . . . . . . . . . .     35,300         15,900         31,800

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     59,838         26,882         36,424
   Less:  Preferred stock dividend requirements. . . . . . . .     11,818          9,490          1,262

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . $   48,020     $   17,392     $   35,162

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . . . . $     1.10     $      .40     $      .82

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . . . . . . $      .52     $      .52     $      .46

See Notes to Consolidated Financial Statements.

                                           VALERO ENERGY CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                     (Thousands of Dollars)

                                  Convertible
                                   Preferred      Number of       Common     Additional     Unearned
                                     Stock         Common         Stock       Paid-in         VESOP      Retained   Treasury
                                     $1 Par        Shares         $1 Par      Capital     Compensation   Earnings     Stock

BALANCE, December 31, 1992 . . . .  $  -          43,320,935      $43,321     $371,759      $(18,085)    $431,600   $(7,837)
  Net income . . . . . . . . . . .     -                 -            -            -             -         36,424       -
  Dividends on Series A
    Preferred Stock. . . . . . . .     -                 -            -            -             -         (1,271)      -
  Dividends on Common Stock. . . .     -                 -            -            -             -        (19,822)      -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . . . .     -                 -            -            -           2,127          -         -
  Shares repurchased and
    shares issued pursuant
    to employee stock plans
    and other. . . . . . . . . . .     -              70,750           71         (456)          -            -       4,466

BALANCE, December 31, 1993 . . . .     -          43,391,685       43,392      371,303       (15,958)     446,931    (3,371)
  Net income . . . . . . . . . . .     -                 -            -            -             -         26,882       -
  Dividends on Series A
    Preferred Stock. . . . . . . .     -                 -            -            -             -         (1,173)      -
  Dividends on Convertible
    Preferred Stock. . . . . . . .     -                 -            -            -             -         (7,427)      -
  Dividends on Common Stock. . . .     -                 -            -            -             -        (22,554)      -
  Issuance of Convertible
    Preferred Stock, net . . . . .   3,450               -            -        164,428           -            -         -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . . . .     -                 -            -            -           2,252          -         -
  Shares repurchased and
    shares issued pursuant
    to employee stock plans
    and other. . . . . . . . . . .     -              72,184           72          882           -            -       3,371

BALANCE, December 31, 1994 . . . .   3,450        43,463,869       43,464      536,613       (13,706)     442,659       -
  Net income . . . . . . . . . . .     -                 -            -            -             -         59,838       -
  Dividends on Series A
    Preferred Stock. . . . . . . .     -                 -            -            -             -         (1,075)      -
  Dividends on Convertible
    Preferred Stock. . . . . . . .     -                 -            -             -            -        (10,781)      -
  Dividends on Common Stock. . . .     -                 -            -             -            -        (22,698)      -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . . . .     -                 -            -             -          2,388          -         -
  Deficiency payment tax
    effect . . . . . . . . . . . .     -                 -            -          (9,106)         -            -         -
  Shares repurchased and
    shares issued pursuant to
    employee stock plans and
    other. . . . . . . . . . . . .     -             275,511          275         2,670          -            -        (178)

BALANCE, December 31, 1995 . . . .  $3,450         43,739,380     $43,739      $530,177      $(11,318)   $467,943   $  (178)

See Notes to Consolidated Financial Statements.

                                      VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                                1995            1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  59,838       $  26,882      $  36,424
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . .      100,325          84,032         56,733
      Amortization of deferred charges and other, net. . . . . . . . . . .       34,955          20,844         21,078
      Inventory write-down to market . . . . . . . . . . . . . . . . . . .        -               -             27,588
      Gain on disposition of assets, net of other
       nonoperating charges. . . . . . . . . . . . . . . . . . . . . . . .        -               -             (6,878)
      Changes in current assets and current liabilities. . . . . . . . . .      (31,636)        (95,597)         9,805
      Deferred income tax expense  . . . . . . . . . . . . . . . . . . . .        4,700          12,200         15,300
      Equity in (earnings) losses in excess of distributions:
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . . . . . . .        -              16,179         (4,970)
         Joint ventures. . . . . . . . . . . . . . . . . . . . . . . . . .       (4,304)         (2,437)         1,688
      Changes in deferred items and other, net . . . . . . . . . . . . . .       (8,056)          6,008        (15,487)
        Net cash provided by operating activities. . . . . . . . . . . . .      155,822          68,111        141,281

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .     (124,619)        (80,738)      (136,594)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . .      (35,590)        (21,999)       (23,054)
  Investment in and advances to joint ventures, net. . . . . . . . . . . .       (2,018)         (9,229)        (6,167)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . . . . . .        -            (124,264)         -
  Assets leased to Valero Natural Gas Partners, L.P. . . . . . . . . . . .        -              (1,886)         -
  Distributions from Valero Natural Gas Partners, L.P. . . . . . . . . . .        -               2,789          -
  Dispositions of property, plant and equipment. . . . . . . . . . . . . .       13,531           4,504         30,720
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           70             898            991
    Net cash used in investing activities. . . . . . . . . . . . . . . . .     (148,626)       (229,925)      (134,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt. . . . . . . . . . . . . . . . . . . . . . .        -               -             (6,700)
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . . . . .      (61,357)        (27,285)       (15,000)
  Long-term borrowings, net. . . . . . . . . . . . . . . . . . . . . . . .       96,500          92,000         32,000
  Increase in cash held in debt service escrow for principal . . . . . . .       (1,875)        (22,768)         -
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (22,698)        (22,554)       (19,822)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . .      (11,856)         (8,600)        (1,271)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . . . . . .        -             167,878          -
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . .        1,684           3,251          3,844
  Repurchase of Series A Preferred Stock . . . . . . . . . . . . . . . . .       (5,750)         (1,150)        (1,150)
    Net cash provided by (used in) financing activities. . . . . . . . . .       (5,352)        180,772         (8,099)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,844          18,958           (922)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .       26,210           7,252          8,174

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  28,054       $  26,210      $   7,252

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

   Energy conducts its refining and marketing operations through its wholly owned subsidiary, Valero Refining and Marketing Company ("VRMC"), and VRMC's operating subsidiaries (collectively referred to herein as "Refining"). Prior to and including May 31, 1994, the Company accounted for its effective equity interest of approximately 49% in Valero Natural Gas Partners, L.P. ("VNGP, L.P.") and VNGP, L.P.'s consolidated subsidiaries, including Valero Management Partnership, L.P. (the "Management Partnership") and various subsidiary operating partnerships ("Subsidiary Operating Partnerships") (collectively referred to herein as the "Partnership") using the equity method of accounting. Effective May 31, 1994, the Company acquired through a merger (the "Merger") the remaining effective equity interest of approximately 51% in the Partnership and changed the method of accounting for its investment in the Partnership to the consolidation method (see Note 2).

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

   Revenues generally are recorded when services have been provided or products have been delivered. Changes in the fair value of financial instruments related to trading activities are recognized in income currently. See "Price Risk Management Activities" below.

Price Risk Management Activities

   The Company enters into various exchange-traded as well as financial instrument contracts with third parties to hedge the purchase costs and sales prices of inventories, operating margins and certain anticipated purchases of natural gas to be consumed in operations. Such contracts are designated at inception as a hedge where there is a direct relationship to the price risk associated with the Company's inventories or future purchases and sales of commodities used in the Company's operations. Hedges of inventories are accounted for under the deferral method with gains and losses included in the carrying amounts of inventories and ultimately recognized in cost of sales as those inventories are sold. Hedges of anticipatory transactions and purchase and sales commitments are also accounted for under the deferral method with gains and losses on these transactions recognized in cost of sales when the hedged transaction occurs. Gains and losses on early terminations of financial instrument contracts designated as hedges are carried forward and included in cost of sales in the measurement of the hedged transaction. Certain of the Company's hedging activities could tend to reduce the Company's participation in rising margins but are intended to limit the Company's exposure to loss during periods of declining margins.

    The Company also enters into various exchange-traded as well as financial instrument contracts with third parties for trading purposes. Contracts entered into for trading purposes are accounted for under the fair value method. Changes in the fair value of those contracts are recognized as gains or losses in cost of sales currently and are recorded in the statement of financial position in prepaid expenses and other at fair value at the reporting date. The Company determines the fair value of its exchange-traded contracts based on the settlement prices for open contracts, which are established by the exchange on which the instruments are traded. The fair value of the Company's over-the-counter contracts is determined based on market-related indexes or by obtaining quotes from brokers. (See Note 5.)

Inventories

   The Company owns a specialized petroleum refinery (the "Refinery") in Corpus Christi, Texas. Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $33 million at December 31, 1995. During the fourth quarter of 1993, Refining incurred a charge to earnings of $27.6 million to write down the carrying value of its inventories to reflect then existing market prices. Natural gas in underground storage, natural gas liquids ("NGLs") and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of December 31, 1995 and December 31, 1994 are as follows (in thousands):

                                                                    December 31,
                                                                 1995          1994

     Refinery feedstocks . . . . . . . . . . . . . . . . . . .  $ 48,295      $ 82,099
     Refined products and blendstocks. . . . . . . . . . . . .    41,967        50,499
     Natural gas in underground storage. . . . . . . . . . . .    31,156        29,678
     Natural gas liquids . . . . . . . . . . . . . . . . . . .     3,280         4,664
     Materials and supplies. . . . . . . . . . . . . . . . . .    16,124        15,149
                                                                $140,822      $182,089

    Refinery feedstock and refined product and blendstock inventory volumes totalled 6.2 million barrels ("MMbbls") and
8.9 MMbbls at December 31, 1995 and December 31, 1994, respectively. Natural gas inventory volumes totalled approximately 11.7 billion cubic feet ("Bcf") and 9.8 Bcf at December 31, 1995 and December 31, 1994, respectively.

Prepaid Expenses and Other

    Prepaid expenses and other for the periods indicated are as follows (in thousands):

                                                                        December 31,
                                                                   1995             1994

     Commodity deposits and deferrals (see Note 5) . . . . . .   $34,553         $ 5,639
     Prepaid insurance . . . . . . . . . . . . . . . . . . . .     8,663          11,527
     Prepaid benefits expense. . . . . . . . . . . . . . . . .     2,187           5,291
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .     1,918           2,560
                                                                 $47,321         $25,017

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

     Provision for depreciation of property, plant and equipment is made primarily on a straight-line basis over the estimated useful lives of the depreciable facilities. The rates for depreciation are as follows:


     Refining and marketing. . . . . . . . . . .       3 3/5%
     Natural gas . . . . . . . . . . . . . . . . 2 1/4% - 20%
     Natural gas liquids . . . . . . . . . . . . 4 1/2% - 20%
     Other . . . . . . . . . . . . . . . . . . .     9% - 20%

Deferred Charges

  Deferred Gas Costs

     Payments made or agreed to be made in connection with the settlement of certain disputed contractual issues with natural gas suppliers are initially deferred. The balance of deferred gas costs of $33 million at December 31, 1995 is included in noncurrent other assets and is expected to be recovered over the next 6 years through natural gas sales rates charged to certain customers.

  Catalyst and Refinery Turnaround Costs

     Catalyst cost is deferred when incurred and amortized over the estimated useful life of that catalyst, normally one to three years. Refinery turnaround costs are deferred when incurred and amortized over that period of time estimated to lapse until the next turnaround occurs.

  Other Deferred Charges

     Other deferred charges consist of technological royalties and licenses, contract costs, debt issuance costs, and certain other costs. Technological royalties and licenses are amortized over the estimated useful life of each particular related asset. Contract costs are amortized over the term of the related contract. Debt issuance costs are amortized by the effective interest method over the estimated life of each instrument or facility.

Other Accrued Expenses

     Other accrued expenses for the periods indicated are as follows (in thousands):

                                                                             December 31,
                                                                        1995             1994

        Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .   $16,433         $15,201
        Other accrued employee benefit costs (see Note 12) . . . . .    11,047           7,337
        Accrued pension cost (see Note 12) . . . . . . . . . . . . .     4,695           4,287
        Accrued lease expense. . . . . . . . . . . . . . . . . . . .     4,566           3,955
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,801           6,370
                                                                       $42,542         $37,150

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments approximate fair value, except for long-term debt and certain financial instruments used in price risk management activities.
See Notes 4 and 5.

Earnings Per Share

     Earnings per share of common stock were computed, after recognition of the preferred stock dividend requirements, based on the weighted average number of common shares outstanding during each year. For the years ended December 31, 1995 and 1994, the conversion of the Convertible Preferred Stock (see Note
8) is not assumed since its effect would be antidilutive. Potentially dilutive common stock equivalents were not material and therefore were also not included in the computation. The weighted average number of common shares outstanding for the years ended December 31, 1995, 1994 and 1993 was 43,651,914,
43,369,836 and 43,098,808, respectively.

Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current deferred income tax assets, short-term debt and current maturities of long-term debt. Also excluded are the Partnership's current assets and liabilities as of the acquisition date (see Note 2). The changes in current assets and current liabilities, excluding the items noted above, are shown in the following table as an (increase) decrease in current assets and an increase (decrease) in current liabilities. The Company's temporary cash investments are highly liquid low-risk debt instruments which have a maturity of three months or less when acquired. (Dollars in thousands.)

                                                                        Year Ended December 31,
                                                                  1995            1994          1993

  Cash held in debt service escrow for interest. . . . . . .   $     689        $(12,673)    $    -
  Receivables, net . . . . . . . . . . . . . . . . . . . . .    (106,916)        (64,150)       31,854
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .      41,267         (21,785)        3,870
  Prepaid expenses and other . . . . . . . . . . . . . . . .     (22,304)            142          (392)
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      38,825          (4,295)      (21,778)
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      11,411           3,901           (81)
  Other accrued expenses . . . . . . . . . . . . . . . . . .       5,392           3,263        (3,668)
     Total . . . . . . . . . . . . . . . . . . . . . . . . .   $ (31,636)       $(95,597)    $   9,805

  The following provides information related to cash interest and income taxes paid by the Company for the periods indicated
(in thousands):

                                                                                  Year Ended December 31,
                                                                              1995          1994         1993

     Interest - net of amount capitalized of $4,699 (1995),
       $2,365 (1994) and $12,335 (1993). . . . . . . . . . . . . . . . . .   $86,553       $72,023      $36,001
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,935         3,931       18,324

     Noncash investing activities for 1995 include the reclassification to deferred charges and other assets of $12.1 million of contract costs, previously included in property, plant and equipment on the Consolidated Balance Sheets. Noncash investing activities for 1994 include the remaining $60 million payment made in 1995 for the Company's interest in a methanol plant renovation project.

Accounting Changes

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."
This statement encourages entities to adopt the fair value method of accounting for employee stock compensation plans for fiscal years beginning after December 15, 1995, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company intends to continue to measure compensation cost for its employee stock compensation plans in accordance with APB Opinion No. 25.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of, and is effective for fiscal years beginning after December 15, 1995, although earlier implementation is permitted. This statement is required to be applied prospectively for assets to be held and used, while its initial application to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt this statement as of January 1, 1996. Based on information currently known by the Company, such adoption would not have a significant impact on the Company's consolidated financial statements.

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

     The Merger has been accounted for as a purchase and the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values resulting in part from an independent appraisal of the property, plant and equipment of the Partnership. The consolidated statements of income of the Company for the years ended December 31, 1995 and 1994, reflect the Company's effective equity interest of approximately 49% in the Partnership's operations for periods prior to and including May 31, 1994, and reflect 100% of the Partnership's operations thereafter.

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

     The following table summarizes transactions between the Company and the Partnership for the five months ended May 31, 1994 and for the year ended December 31, 1993 (in thousands):

                                                                  Five Months       Year Ended
                                                                 Ended May 31,      December 31,
                                                                     1994              1993

     NGL purchases and services from the Partnership . . . . . .    $36,536           $98,590
     Natural gas purchases from the Partnership. . . . . . . . .      9,672            59,735
     Sales of NGLs and natural gas, and transportation
     and other charges to the Partnership. . . . . . . . . . . .     11,385            38,868
     Management fees billed to the Partnership for
        direct and indirect costs. . . . . . . . . . . . . . . .     34,299            80,727
     Interest income from capital lease transactions . . . . . .      5,481            13,178

3.  SHORT-TERM DEBT

     At December 31, 1995, Energy maintained eight separate short-term bank lines of credit totalling $125 million, under which no amounts were outstanding. Five of these lines are cancellable on demand, and the others expire at various times in 1996. These short-term lines bear interest at each respective bank's quoted money market rate, have no commitment or other fees or compensating balance requirements and are unsecured and unrestricted as to use.

4.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt balances were as follows (in thousands):

                                                                                                 December 31,
                                                                                           1995                1994
Valero Refining and Marketing Company:
   Industrial revenue bonds:
     Marine terminal and pollution control revenue bonds, Series 1987A
       bonds, 10 1/4%, due June 1, 2017. . . . . . . . . . . . . . . . . . . . . . .    $   90,000          $   90,000
     Marine terminal revenue bonds, Series 1987B bonds, 10 5/8%,
       due June 1, 2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,500               8,500
Valero Energy Corporation:
  $300 million revolving bank credit and letter of credit facility, 7.55% at
     December 31, 1995, due November 1, 2000 . . . . . . . . . . . . . . . . . . . .       120,000             -
  $250 million revolving bank credit and letter of credit facility, 7.11% at
     December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                   133,000
  10.58% Senior Notes, due December 30, 2000 . . . . . . . . . . . . . . . . . . . .       187,714             187,714
  9.14% VESOP Notes, due February 15, 1999 (see Note 12) . . . . . . . . . . . . . .         6,819               8,407
  Medium-Term Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       228,500             150,000
Valero Management Partnership, L.P. First Mortgage Notes . . . . . . . . . . . . . .       476,072             506,429
   Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,117,605           1,084,050
   Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        81,964              62,230
                                                                                        $1,035,641          $1,021,820

     Effective November 1, 1995, Energy replaced its $250 million revolving bank credit and letter of credit facility with a new, unsecured $300 million revolving bank credit and letter of credit facility that is available for general corporate purposes including working capital needs and letters of credit.
Borrowings under the new facility bear interest at either LIBOR plus .50%, prime or a competitive money market rate. The Company is charged various fees, including commitment fees on the unutilized portion, and various letter of credit and facility fees. The new facility has three primary financial covenants, including a minimum fixed charge coverage ratio of 1.6 to 1.0 for each period of four consecutive nonturnaround quarters, a maximum debt to capitalization ratio of 57.5% and a minimum net worth test. In addition, certain events involving an actual or potential change of control of Energy may result in an Event of Default under the new facility and could thereupon result in a cross-default to other financial obligations of the Company. As of December 31, 1995, Energy had approximately $178 million available under this committed bank credit facility for additional borrowings and letters of credit.

     In 1992, Energy filed with the Securities and Exchange Commission (the "Commission") a shelf registration statement which was used to offer $150 million principal amount of Medium-Term Notes. In 1994, Energy filed another shelf registration statement with the Commission to offer up to $250 million principal amount of additional debt securities, including Medium-Term Notes, $96.5 million of which had been issued through December 31, 1995. Net proceeds from any debt securities issued pursuant to this shelf registration statement will be added to the Company's funds and used for general corporate purposes, including the repayment of existing indebtedness, financing of capital projects and additions to working capital. Energy's outstanding Medium-Term Notes have a weighted average life of approximately 8.5 years and a weighted average interest rate of approximately 8.35%.

     The Company's long-term debt also includes the Management Partnership's First Mortgage Notes (the "First Mortgage Notes"). The First Mortgage Notes, which are currently comprised of six remaining series due serially from 1996 through 2009, are secured by mortgages on and security interests in substantially all of the currently existing and after-acquired property, plant and equipment of the Management Partnership and each Subsidiary Operating Partnership and by the Management Partnership's limited partner interest in each Subsidiary Operating Partnership (the "Mortgaged Property"). As of December 31, 1995, the First Mortgage Notes have a remaining weighted average life of approximately 6 years and a weighted average interest rate of 10.19% per annum. Interest on the First Mortgage Notes is payable semiannually, but one-half of each interest payment and one-fourth of each annual principal payment are escrowed quarterly in advance. At December 31, 1995, $36.6 million had been deposited with the Mortgage Note Indenture trustee ("Trustee") in an escrow account. The amount on deposit is classified as a current asset (cash held in debt service escrow) and the liability to be paid off when the cash is released by the Trustee from escrow is classified as a current liability.

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

     The Company was in compliance with all covenants contained in its various debt facilities as of December 31, 1995.

     Based on long-term debt outstanding at December 31, 1995, maturities of long-term debt, including sinking fund requirements and excluding borrowings under bank credit facilities, for the years ending December 31, 1997 through 2000 are approximately $72.4 million, $75.1 million, $73.2 million and $85.6 million, respectively. Maturities of long-term debt under bank credit facilities for the year ended December 31, 2000 are $120 million; however, it is expected that prior to such time these bank credit facilities will be replaced with new bank credit facilities on similar terms and conditions.

     Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the Company's long-term debt, including current maturities, was $1,275 million and $1,126 million at December 31, 1995 and 1994, respectively.

5.  PRICE RISK MANAGEMENT ACTIVITIES

Refinery Feedstock and Refined Products Hedging

     The Company uses its price risk management activities to hedge various portions of the Company's refining operations. The Company uses options and futures to hedge refinery feedstock purchases and refined product inventories in order to reduce the impact of adverse price changes on these inventories before the conversion of the feedstock to finished products and ultimate sale. Options and futures contracts at the end of 1995 and 1994 had remaining terms of less than one year. As of December 31, 1995 and 1994, 19% and 8%, respectively, of the Company's refining inventory position was hedged. The amount of deferred hedge losses included as an increase to refinery inventory was $1 million and $.4 million at December 31, 1995 and 1994, respectively. The following is a summary of the contract amounts and range of prices of the Company's contracts held or issued to hedge inventory at December 31, 1995 and 1994:

                                               1995                             1994
                                     Payor               Receiver             Receiver

Options:
    Volumes (Mbbls). . . . . .         -                    150                 695
    Price (per bbl). . . . . .         -               $24.36-$24.78       $16.00-$23.10

Futures:
    Volumes (Mbbls). . . . . .       250                   1,327               365
    Price (per bbl). . . . . .   $22.71-$23.83         $17.57-$24.55       $17.20-$17.36

     The Company also hedges anticipated transactions. Over-the-counter price swaps and futures are used to hedge refining operating margins for periods up to 12 months in order to lock in components of the margins, including the resid discount, the conventional crack spread and the premium product differentials. Through these open price swap positions on components of refining's operating margin, less than 2% of the Company's anticipated 1996 refining margin and approximately 10% of the Company's anticipated 1995 refining margin was hedged as of December 31, 1995 and 1994, respectively. There were no explicit deferrals of hedging gains or losses related to these anticipated transactions as of December 31, 1995 and the amount of deferred hedging gains was $.1 million as of December 31, 1994. The following table is a summary of the contract or notional amounts and range of prices of the Company's futures contracts and price swaps held or issued to hedge refining margins at December 31, 1995 and 1994. Volumes shown for swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.

                                  1995                             1994
                                Receiver                 Payor               Receiver

Futures:
    Volumes (Mbbls). . . . .       14                     280                  295
    Price (per bbl). . . . .  $18.95-$19.50          $20.24-$20.84        $16.76-$17.82

Swaps:
    Volumes (Mbbls). . . . .       525                     -                    -
    Price (per bbl). . . . .  $34.23-$35.81                -                    -

Natural Gas Hedging

   The Company uses its price risk management activities to hedge various portions of the Company's natural gas and natural gas liquids operations. In its natural gas operations, the Company uses futures, price swaps and over-the-counter and exchange-traded options to hedge gas storage. As of December 31, 1995 and 1994, 26% and 22%, respectively, of the Company's natural gas inventory position was hedged. These financial instrument contracts run for periods of up to 12 months. The amount of deferred hedge gains included as a reduction of natural gas inventories was $.9 million and $5.7 million at December 31, 1995 and 1994, respectively. The Company also enters into basis swaps for location differentials at fixed prices which generally extend for periods up to 2 months. The following is a summary of the contract or notional amounts and range of prices of the Company's contracts held or issued to hedge inventory at December 31, 1995 and 1994. Volumes shown for swaps and basis swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.

                                                  1995                        1994
                                            Payor         Receiver           Receiver

Swaps:
    Volumes (MMcf) . . . . . . . . .         1,000         1,000                -
    Price (per Mcf). . . . . . . . .        $1.91       $2.87-$3.45             -

Options:
    Volumes (MMcf) . . . . . . . . .        12,000        23,000                -
    Price (per Mcf). . . . . . . . .     $1.90-$2.50    $1.90-$2.50             -

Futures:
    Volumes (MMcf) . . . . . . . . .        17,480        15,430               2,190
    Price (per Mcf). . . . . . . . .     $1.77-$3.45    $1.75-$3.45        $1.58-$2.15

Basis Swaps:
    Volumes (MMcf) . . . . . . . . .         500            2,120               -
    Price (per Mcf). . . . . . . . .         $.63       $.13-$.85               -

   The Company also hedges anticipated natural gas purchase requirements, including plant shrinkage and natural gas used in refining operations, natural gas liquids sales and commitments to buy and sell natural gas at fixed prices, using futures and price swaps and over-the-counter and exchange-traded options extending through the year 2000. Volumes hedged as of December 31, 1995 and 1994, represent 29% and 23%, respectively, of the expected annual plant shrinkage and 29% and 36%, respectively, of the expected natural gas requirements of the refining operations. Explicitly deferred gains from anticipated hedges of $3.9 million and $1.1 million, as of December 31, 1995 and 1994, respectively, will be recognized in the month being hedged. The Company also enters into basis swaps for location differentials at fixed prices which extend through the year 2001. The following table is a summary of the contract or notional amounts and range of prices of the Company's contracts held or issued to hedge plant shrinkage, refinery operations and natural gas purchase and sales commitments at December 31, 1995 and 1994. Volumes shown for swaps and basis swaps represent notional volumes which are used to calculate amounts due under the agreements and do not represent volumes exchanged.

                                                                                     Total                    Total
                         Expected Maturity Date                                      1995                     1994
                                 1996                  1997-2001                    Balance                  Balance
                          Payor       Receiver      Payor      Receiver        Payor      Receiver      Payor       Receiver

Swaps:
    Volumes (MMcf) . .   36,092       26,111       19,185          -          55,277      26,111        9,525       1,345
    Price (per Mcf). . $1.31-$3.45  $1.71-$4.34  $1.91-$2.35       -       $1.31-$3.45  $1.71-$4.34  $1.58-$1.73  $3.58-$3.74

Options:
    Volumes (MMcf) . .   10,090        8,823        250          250          10,340       9,073          -            -
    Price (per Mcf). . $1.66-$3.25  $1.50-$2.45  $1.66        $1.60-$1.72  $1.66-$3.25  $1.50-$2.45       -            -

Futures:
    Volumes (MMcf) . .  104,740       52,620        280           60         105,020     52,680         17,900      6,566
    Price (per Mcf). . $1.50-$3.45  $1.50-$3.61  $1.74-$1.95  $1.81-$1.92  $1.50-$3.45  $1.50-$3.61  $1.57-$2.26  $1.54-$3.69

Basis Swaps:
    Volumes (MMcf) . .   15,442       58,258       1,345        40,283       16,787      98,541         27,520      16,090
    Price (per Mcf). . $.06-$1.06   $.16-$.85    $.21         $.03-$.15    $.06-$1.06   $.03-$.85    $.03-$.25    $.02-$.25

        The following table discloses the carrying amount and fair value of the Company's refining, natural gas and natural gas liquids' contracts held or issued for non-trading purposes as of December 31, 1995 and 1994 (dollars in thousands):

                                             1995                           1994
                                     Assets (Liabilities)           Assets (Liabilities)
                                    Carrying        Fair          Carrying          Fair
                                     Amount         Value          Amount           Value

Swaps. . . . . . . . . . . . . . .   $ 98          $1,557          $  86           $8,011
Options. . . . . . . . . . . . . .    (91)            429           (613)            (613)
Futures. . . . . . . . . . . . . .    217             217            209              209
Basis Swaps. . . . . . . . . . . .    -             5,823            -                145
  Total. . . . . . . . . . . . . .   $224          $8,026          $(318)          $7,752

Trading Activities

     The Company enters into transactions for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used include futures, price swaps, basis swaps and over-the-counter and exchange-traded options. Except in limited circumstances, these contracts run for periods of up to 13 months, with the exception of basis swaps which extend through the year 2000. The following table is a summary of the contract amounts and range of prices of the Company's contracts held or issued for trading purposes at December 31, 1995 and 1994:

                                                                                  Total                      Total
                       Expected Maturity Date                                      1995                      1994
                               1996                     1997-2000                Balance                     Balance
                         Payor         Receiver     Payor   Receiver      Payor         Receiver        Payor       Receiver

Swaps:
   Volumes (MMcf). .    22,230         23,750       1,200     1,200      23,430          24,950           -             -
   Price (per Mcf) .  $1.79-$3.44    $1.71-$3.44    $1.85     $1.84    $1.79-$3.44    $1.71-$3.44         -             -
   Volumes (Mbbls) .     2,925          2,250         -         -         2,925           2,250           -             -
   Price (per bbl) .  $1.80-$4.14    $2.40-$4.18      -         -      $1.80-$4.14    $2.40-$4.18         -             -

Options:
   Volumes (MMcf). .    36,100         18,000         -         -        36,100          18,000         1,100         500
   Price (per Mcf) .  $1.60-$3.25    $1.60-$2.40      -         -      $1.60-$3.25    $1.60-$2.40    $1.70-$2.10   $1.70-$1.85
   Volumes (Mbbls) .       -              150         -         -           -               150          250            -
   Price (per bbl) .       -         $17.50-$19.00    -         -           -         $17.50-$19.00  $24.36             -

Futures:
   Volumes (MMcf). .    62,650         58,280       1,000     1,000      63,650          59,280           380         380
   Price (per Mcf) .  $1.64-$3.44    $1.67-$3.67    $1.94     $1.96    $1.64-$3.44    $1.67-$3.67    $1.98-$1.99   $1.98-$2.02
   Volumes (Mbbls) .       100            450         -         -           100             450           -             -
   Price (per bbl) .  $23.42-$23.44  $18.24-$19.00    -         -      $23.42-$23.44  $18.24-$19.00       -             -

Basis Swaps:
   Volumes (MMcf). .    11,620         19,180         -       22,820     11,620          42,000           -             -
   Price (per Mcf) .  $.07-$.47      $.13-$.22        -       $.03     $.07-$.47      $.03-$.22           -             -

     The following table discloses the fair values of contracts held or issued for trading purposes and net gains (losses) from trading activities as of or for the periods ended December 31, 1995 and 1994 (dollars in thousands):

                                              Fair Value of Assets (Liabilities)
                                               Average                  Ending             Net Gains(Losses)
                                           1995      1994          1995        1994        1995        1994

  Swaps. . . . . . . . . . . . . . . .    $ (329)   $   1         $  245       $ -        $(2,143)    $ 285
  Options. . . . . . . . . . . . . . .     1,026     (101)           297         33        (3,273)      430
  Futures. . . . . . . . . . . . . . .     2,030      486          6,739        806         8,822      (232)
  Basis Swaps. . . . . . . . . . . . .       487      -            1,266         -          2,706       -
    Total. . . . . . . . . . . . . . .    $3,214    $ 386         $8,547       $839       $ 6,112     $ 483

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

6.  INVESTMENTS

Proesa

   Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation, is involved in a project (the "Project") to design, construct and operate a plant (the "Plant") in Mexico to produce methyl tertiary butyl ether ("MTBE"). The Plant, to be constructed at a site near the Bay of Campeche, has been estimated to cost approximately $400 million (exclusive of working capital, capitalized interest and financing costs) and to produce approximately 17,000 barrels of MTBE per stream day. Proesa is currently owned 35% by the Company, 10% by Dragados y Construcciones, S.A., a Spanish construction company and 55% by a corporation formed by a subsidiary of Banamex, Mexico's largest bank, and Infomin, S.A. de C.V., a privately owned Mexican corporation. At December 31, 1995, the Company had invested approximately $16.5 million in the Project. The Company has entered into a letter of understanding with Proesa's other shareholders under which, subject to certain conditions, the Company's ownership interest in Proesa would increase to 45%. Proesa has furnished a surety bond related to an MTBE sales agreement between Proesa and Petroleos Mexicanos, S.A. ("Pemex"), the Mexican state-owned oil company. Based on the exchange rate at January 31, 1996, the insurable value of Proesa's obligation was approximately $5.6 million. The Company estimates the outstanding obligations of Proesa to be $10 million.

Javelina Partnership

   Valero Javelina Company, a wholly owned subsidiary of Energy, owns a 20% interest in Javelina Company ("Javelina"), a general partnership. Javelina maintains a term loan agreement and a working capital and letter of credit facility which mature on January 31, 1999. Because the Company accounts for its interest in Javelina on the equity method of accounting, its share of the borrowings outstanding under such bank credit agreements is not recorded on its Consolidated Balance Sheets. The Company's guarantees of these bank credit agreements were approximately $8.9 million at December 31, 1995.

   At December 31, 1995, the Company's investment in Javelina included its equity contributions and advances to Javelina of approximately $20.2 million to cover its proportionate share of expenditures in excess of the proceeds available under Javelina's bank credit agreements, and capitalized interest and overhead.

7.  REDEEMABLE PREFERRED STOCK

    In December of 1995, Energy redeemed 57,500 shares ($5,750,000) of its Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock"), at $100 per share. The redemption requirements for 1996 are the same with the redemption of the remaining balance (11,500 shares or $1,150,000) to occur in 1997.

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

8.  CONVERTIBLE PREFERRED STOCK

   In March 1994, Energy issued 3,450,000 shares of its $3.125 convertible preferred stock ("Convertible Preferred Stock") with a stated value of $50 per share and received cash proceeds, net of underwriting discounts, of approximately $168 million. Each share of Convertible Preferred Stock is convertible at the option of the holder into shares of Energy common stock ("Common Stock") at an initial conversion price of $27.03. The Convertible Preferred Stock may not be redeemed prior to June 1, 1997. Thereafter, the Convertible Preferred Stock may be redeemed, in whole or in part at the option of Energy, at a redemption price of $52.188 per share through May 31, 1998, and at ratably declining prices thereafter, plus dividends accrued to the redemption date.

9.  PREFERENCE SHARE PURCHASE RIGHTS

   On November 25, 1995, Energy made a dividend distribution of one Preference Share Purchase Right ("Right") for each outstanding share of Common Stock, replacing similar expiring rights distributed on November 25, 1985. Until exercisable, the Rights are not transferable apart from Common Stock. Each Right will entitle shareholders to buy one-hundredth (1/100) of a share of a newly issued series of Junior Participating Serial Preference Stock, Series III, at an exercise price of $75 per Right.

10.  INDUSTRY SEGMENT INFORMATION

                                                                                 Year Ended December 31,
                                                                        1995                1994               1993
                                                                                    (Thousands of Dollars)

     Operating revenues:
       Refining and marketing. . . . . . . . . . . . . . . . . . .   $1,772,577          $1,090,368         $1,044,749
       Natural gas . . . . . . . . . . . . . . . . . . . . . . . .      973,219             487,564             46,021
       Natural gas liquids . . . . . . . . . . . . . . . . . . . .      435,979             307,016             53,252
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .          126              42,639             83,886
       Intersegment eliminations . . . . . . . . . . . . . . . . .     (162,109)            (90,147)            (5,669)
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,019,792          $1,837,440         $1,222,239

     Operating income (loss):
       Refining and marketing. . . . . . . . . . . . . . . . . . .   $  141,512          $   78,660         $   75,401
       Natural gas . . . . . . . . . . . . . . . . . . . . . . . .       39,496              26,731              2,863
       Natural gas liquids . . . . . . . . . . . . . . . . . . . .       43,684              35,213             10,057
       Corporate general and administrative
         expenses and other, net . . . . . . . . . . . . . . . . .      (35,901)            (14,679)           (12,817)
           Total . . . . . . . . . . . . . . . . . . . . . . . . .      188,791             125,925             75,504
     Equity in earnings (losses) of and income from:
       Valero Natural Gas Partners, L.P. . . . . . . . . . . . . .      -                   (10,698)            23,693
       Joint ventures. . . . . . . . . . . . . . . . . . . . . . .        4,827               2,437             (1,688)
     Gain on disposition of assets and other income, net . . . . .        2,742               2,039              7,897
     Interest and debt expense, net. . . . . . . . . . . . . . . .     (101,222)            (76,921)           (37,182)
     Income before income taxes. . . . . . . . . . . . . . . . . .   $   95,138          $   42,782         $   68,224

     Identifiable assets:
       Refining and marketing. . . . . . . . . . . . . . . . . . .   $1,524,065          $1,528,621         $1,407,221
       Natural gas . . . . . . . . . . . . . . . . . . . . . . . .      944,616             894,678             18,854
       Natural gas liquids . . . . . . . . . . . . . . . . . . . .      243,415             248,430             83,262
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      150,141             149,688            105,456
       Investment in and leases receivable from
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . . .      -                   -                  130,557
       Investment in and advances to joint ventures. . . . . . . .       41,890              41,162             28,343
       Intersegment eliminations and reclassifications . . . . . .      (27,447)            (31,221)            (9,256)
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,876,680          $2,831,358         $1,764,437

     Depreciation expense:
       Refining and marketing. . . . . . . . . . . . . . . . . . .   $   55,032          $   52,956         $   47,381
       Natural gas . . . . . . . . . . . . . . . . . . . . . . . .       28,910              17,633              1,522
       Natural gas liquids . . . . . . . . . . . . . . . . . . . .       11,971               9,003              3,648
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,412               4,440              4,182
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $  100,325          $   84,032         $   56,733

     Capital additions:
       Refining and marketing. . . . . . . . . . . . . . . . . . .   $   29,039          $  119,748         $  123,031
       Natural gas . . . . . . . . . . . . . . . . . . . . . . . .       16,285              12,010              2,232
       Natural gas liquids . . . . . . . . . . . . . . . . . . . .       17,204               6,850              1,458
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,091               2,130              9,873
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .   $   64,619          $  140,738         $  136,594

     The Company's three core businesses are specialized refining, natural gas and natural gas liquids. Refining converts high-sulfur atmospheric residual oil into premium products, including reformulated and conventional unleaded gasoline, at its refinery, and sells those products principally on a spot, truck rack and term contract basis. Spot and term sales of Refining's products are made principally to larger oil companies and gasoline distributors in the northeastern, midwestern and southeastern United States. The principal purchasers of Refining's products from truck racks have been wholesalers and jobbers in the eastern and midwestern United States. Natural gas operations consist of purchasing, gathering, processing, storage, transporting and selling natural gas, principally to gas distribution companies, electric utilities, pipeline companies and industrial customers and transporting natural gas for producers, other pipelines and end users in North America. The natural gas liquids operations include the extraction of natural gas liquids, principally from natural gas throughput of the natural gas operations, and the fractionation and transportation of natural gas liquids. The primary markets for sales of natural gas liquids are petrochemical plants, refineries and domestic fuel distributors in the Corpus Christi and Mont Belvieu (Houston) areas. Intersegment revenue eliminations for 1995 and 1994 relate primarily to the refining and marketing segment's purchases of feedstocks and fuel gas from the natural gas liquids and natural gas segments. The Company has no significant foreign operations other than petroleum storage facilities.
Approximately $300 million or 10% of the Company's operating revenues were derived from a single customer, substantially all of which is attributable to the refining and marketing segment. The foregoing segment information reflects the Company's effective equity interest of approximately 49% in the Partnership's operations for periods prior to and including May 31, 1994, and reflects 100% of the Partnership's operations thereafter (see Note 2). Capital additions in 1994 include the remaining $60 million payment made in 1995 for the Company's interest in a methanol plant renovation project.

11.  INCOME TAXES

     Components of income tax expense attributable to continuing operations are as follows (in thousands):

                                                           Year Ended December 31,
                                                      1995          1994           1993

        Current:
          Federal. . . . . . . . . . . . . . . .    $29,674       $ 3,535        $16,377
          State. . . . . . . . . . . . . . . . .        926           165            123
             Total current . . . . . . . . . . .     30,600         3,700         16,500
        Deferred:
          Federal. . . . . . . . . . . . . . . .      4,700        12,200         17,892
          State. . . . . . . . . . . . . . . . .       -             -            (2,592)
             Total deferred. . . . . . . . . . .      4,700        12,200         15,300

        Total income tax expense . . . . . . . .    $35,300       $15,900        $31,800

    Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for these differences are as follows (in thousands):

                                                                              Year Ended December 31,
                                                                         1995           1994           1993

        Federal income tax expense at the statutory rate . . . . . .   $33,300        $15,000        $23,900
        Additional deferred income taxes due to increase in
          federal income tax rate. . . . . . . . . . . . . . . . . .     -              -              8,200
        State income taxes, net of federal income tax benefit. . . .       600            100         (1,600)
        Other - net. . . . . . . . . . . . . . . . . . . . . . . . .     1,400            800          1,300

        Total income tax expense . . . . . . . . . . . . . . . . . .   $35,300        $15,900        $31,800

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                                 December 31,
                                                              1995           1994

        Deferred income tax assets:
          Tax credit carryforwards . . . . . . . . . . .   $  33,001      $  78,368
          Other. . . . . . . . . . . . . . . . . . . . .      25,570         24,482
            Total deferred income tax assets . . . . . .   $  58,571      $ 102,850

        Deferred income tax liabilities:
          Depreciation . . . . . . . . . . . . . . . . .   $(267,900)     $(302,762)
          Other. . . . . . . . . . . . . . . . . . . . .     (37,154)       (32,482)
            Total deferred income tax liabilities. . . .   $(305,054)     $(335,244)

     At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $5 million, which are available to reduce future federal taxable income and will expire in 1997 if not utilized.

     In addition, the Company had investment tax credit ("ITC"), Employee Stock Ownership Plan ("ESOP") tax credit and alternative minimum tax ("AMT") credit carryforwards of approximately $36 million which are available to reduce future federal income tax liabilities. The ITC of approximately $9 million expire in the years 1996 ($3 million), 1997 ($1 million) and 1999 through 2001 ($5 million) if not utilized. The ESOP tax credits of approximately $6 million expire in the years 1996 ($4 million) and 1997 ($2 million). The AMT credit of approximately $21 million has no expiration date. The Company has not recorded any valuation allowances against deferred income tax assets as of December 31, 1995.

     The Company's taxable years through 1991 are closed to adjustment by the Internal Revenue Service. The Company believes that adequate provisions for income taxes have been reflected in its consolidated financial statements.

12.  EMPLOYEE BENEFIT PLANS

Pension and Other Employee Benefit Plans

     The following table sets forth for the pension plans of the Company, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1995 and 1994 (in thousands):

                                                                                           December 31,
                                                                                        1995           1994

        Actuarial present value of benefit obligations:
          Accumulated benefit obligation, including vested
            benefits of $65,420 (1995) and $49,197 (1994). . . . . . . . . . .        $66,085        $49,642
        Projected benefit obligation for services rendered to date . . . . . .        $87,609        $63,793
        Plan assets at fair value. . . . . . . . . . . . . . . . . . . . . . .         68,619         52,289
        Projected benefit obligation in excess of plan assets. . . . . . . . .         18,990         11,504
        Unrecognized net gain from past experience different
          from that assumed. . . . . . . . . . . . . . . . . . . . . . . . . .          2,335         10,206
        Prior service cost not yet recognized in net periodic
          pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,033)        (5,434)
        Unrecognized net asset at beginning of year. . . . . . . . . . . . . .          1,483          1,625
        Additional minimum liability accrual . . . . . . . . . . . . . . . . .          1,948          1,217
          Accrued pension cost . . . . . . . . . . . . . . . . . . . . . . . .        $19,723        $19,118

        Net periodic pension cost for the years ended December
31, 1995, 1994 and 1993 included the following components (in thousands):

                                                                                       Year Ended December 31,
                                                                                1995            1994           1993

        Service cost - benefits earned during the period . . . . . . . . .    $ 3,465         $ 3,981        $ 4,374
        Interest cost on projected benefit obligation. . . . . . . . . . .      5,455           4,990          5,258
        Actual (return) loss on plan assets. . . . . . . . . . . . . . . .    (14,376)          1,820         (3,450)
        Net amortization and deferral. . . . . . . . . . . . . . . . . . .      9,637          (6,135)            22
          Net periodic pension cost. . . . . . . . . . . . . . . . . . . .      4,181           4,656          6,204
        Curtailment gain resulting from RGV disposition. . . . . . . . . .       -               -            (1,650)
            Total pension expense. . . . . . . . . . . . . . . . . . . . .    $ 4,181         $ 4,656        $ 4,554

     Participation in the pension plan for employees of the Company commences upon attaining age 21 and the completion of one year of continuous service. A participant vests in plan benefits after 5 years of vesting service or upon reaching normal retirement date. The pension plan provides a monthly pension payable upon normal retirement of an amount equal to a set formula which is based on the participant's 60 consecutive highest months of compensation during credited service under the plan. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 8.7%, respectively, as of December 31, 1995 and 1994. The rate of increase in future compensation levels used in determining the projected benefit obligation as of December 31, 1995 and 1994 was 4% for nonexempt personnel and was 3% for exempt personnel. The expected long-term rate of return on plan assets was 9.25% as of December 31, 1995 and 1994.
Contributions, when permitted, are actuarially determined in an amount sufficient to fund the currently accruing benefits and amortize any prior service cost over the expected life of the then current work force. The Company also maintains a nonqualified Supplemental Executive Retirement Plan ("SERP") which provides additional pension benefits to the executive officers and certain other employees of the Company. The Company's contributions to the pension plan and SERP in 1995, 1994 and 1993 were approximately $4.3 million, $5 million and $7.5 million, respectively, and are currently estimated to be $4.7 million in 1996. The tables at the beginning of this note include amounts related to the SERP.

     The Company is the sponsor of the Valero Energy Corporation Thrift Plan ("Thrift Plan") which is an employee profit sharing plan. Participation in the Thrift Plan is voluntary and is open to employees of the Company who become eligible to participate following the completion of three months of continuous employment. Participating employees may make a base contribution from 2% up to 8% of their annual base salary, depending upon months of contributions by a participant. Thrift Plan participants are automatically enrolled in the VESOP (see below). The Company makes contributions to the Thrift Plan to the extent employees' base contributions exceed the amount of the Company's contribution to the VESOP for debt service. Prior to 1994, the Company matched 100% of the employee contributions. In 1994, the Thrift Plan was amended to provide for a total Company match in both the Thrift Plan and the VESOP aggregating 75% of employee base contributions, with an additional contribution of up to 25% subject to certain conditions. Participants may also make a supplemental contribution to the Thrift Plan of up to an additional 10% of their annual base salary which is not matched by the Company. There were no Company contributions to the Thrift Plan in 1995; however, approximately $42,000 and $660,000 was contributed during 1994 and 1993, respectively.

     In 1989, the Company established the Valero Employees'
Stock Ownership Plan ("VESOP") which is a leveraged employee stock ownership plan. Pursuant to a private placement in 1989, the VESOP issued notes in the principal amount of $15 million, maturing February 15, 1999 (the "VESOP Notes"). The net proceeds from this private placement were used by the VESOP trustee to fund the purchase of Common Stock. During 1991, the Company made an additional loan of $8 million to the VESOP which was also used by the Trustee to purchase Common Stock. This second VESOP loan matures on August 15, 2001. The number of shares of Common Stock released at any semi-annual payment date is based on the proportion of debt service paid during the year to remaining debt service for that and all subsequent periods times the number of unreleased shares then outstanding. As explained above, the Company's annual contribution to the Thrift Plan is reduced by the Company's contribution to the VESOP for debt service. During 1995, 1994 and 1993, the Company contributed $3,170,000,
$3,160,000 and $3,596,000, respectively, to the VESOP, comprised of $678,000, $819,000 and $947,000, respectively, of interest on the VESOP Notes and $2,918,000, $2,777,000 and $2,649,000,
respectively, of compensation expense. Compensation expense is based on the VESOP debt principal payments for the portion of the VESOP established in 1989 and is based on the cost of the shares allocated to participants for the portion of the VESOP established in 1991. Dividends on VESOP shares of Common Stock are recorded as a reduction of retained earnings. Dividends on allocated shares of Common Stock are paid to participants and dividends on unallocated shares were paid to participants during 1993. However, the Company's contributions to the VESOP during 1995 and 1994 were reduced by $426,000 and $436,000, respectively, of dividends paid on unallocated shares. VESOP shares of Common Stock are considered outstanding for earnings per share computations. As of December 31, 1995 and 1994, the number of allocated shares were 940,470 and 817,877, respectively, the number of committed-to-be-released shares were 62,918 and 62,922, respectively, and the number of suspense shares were 772,055 and 897,893, respectively.

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

     The following table sets forth for the Company's postretirement benefits other than pensions, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1995 and 1994 (in thousands):

                                                                               December 31,
                                                                            1995          1994

           Accumulated benefit obligation:
             Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . $10,295       $11,319
             Fully eligible active plan participants . . . . . . . . . . .     331           244
             Other active plan participants  . . . . . . . . . . . . . . .  13,504        11,254
               Total accumulated benefit obligation. . . . . . . . . . . .  24,130        22,817
           Unrecognized loss . . . . . . . . . . . . . . . . . . . . . . .  (4,586)         (800)
           Unrecognized prior service cost . . . . . . . . . . . . . . . .    -            1,267
           Unrecognized transition obligation. . . . . . . . . . . . . . . (10,987)      (17,066)
             Accrued postretirement benefit cost . . . . . . . . . . . . . $ 8,557       $ 6,218

     Net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 included the following components (in thousands):

                                                                                                   December 31,
                                                                                             1995      1994      1993

           Service cost - benefits attributed to service during the period . . . . . . .    $  860    $1,196    $1,011
           Interest cost on accumulated benefit obligation . . . . . . . . . . . . . . .     1,769     1,686     1,692
           Amortization of unrecognized transition obligation. . . . . . . . . . . . . .       766       948     1,029
           Amortization of prior service cost. . . . . . . . . . . . . . . . . . . . . .      -          (84)     -
           Amortization of unrecognized net loss . . . . . . . . . . . . . . . . . . . .      -           75      -
             Net periodic postretirement benefit cost. . . . . . . . . . . . . . . . . .     3,395     3,821     3,732
           Curtailment loss resulting from RGV disposition . . . . . . . . . . . . . . .      -         -          616
             Total postretirement benefit cost . . . . . . . . . . . . . . . . . . . . .    $3,395    $3,821    $4,348

     For measurement purposes, the assumed health care cost trend rate was 8% in 1995, decreasing gradually to 5.5% in 1998 and remaining level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $4.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.6 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 was 7.25% and 8.7%, respectively.

Stock Option and Bonus Plans

     The Company's Executive Stock Incentive Plan (the "ESIP") authorizes the grant of various stock and stock-related awards to executive officers and other key employees. Awards available under the ESIP include options to purchase shares of Common
Stock, stock appreciation rights (SARs), restricted stock, performance awards and other stock-based awards. A total of 2,100,000 shares may be issued under the ESIP, of which no more than 750,000 shares may be issued as restricted stock. As of December 31, 1995, 695,600 options and 127,700 shares of restricted stock had been granted and 1,277,300 awards were available for grant under the ESIP. In addition to options available under the ESIP, the Company also has three non-qualified stock option plans, Stock Option Plan No. 5, Stock
Option Plan No. 4, and Stock Option Plan No. 3, collectively referred to herein as the "Stock Option Plans." Awards under the Stock Option Plans are granted to key officers, employees and prospective employees of the Company. At December 31, 1995, there were 52,371 shares available for grant under these Stock Option Plans.

     Under the terms of the ESIP and the Stock Option Plans, the exercise price of the options granted will not be less than 100% or less than 75%, respectively, of the fair market value of Common Stock at the date of grant. As of December 31, 1995, all outstanding options contain exercise prices not less than fair market value at date of grant. Stock options become exercisable pursuant to the individual written agreements between the Company and the participants either at the end of a three-year period beginning on the date of grant or in three equal annual installments beginning one year after the date of grant, with unexercised options expiring ten years from the date of grant.
At December 31, 1995, 3,928,267 options were outstanding, at a weighted-average exercise price of $20.69 per share, of which 1,531,718 options were exercisable at a weighted-average exercise price of $22.30 per share. During 1995, 1,599,463 options were granted at a weighted-average exercise price of $18.99 per share, 171,604 options were exercised at a weighted-average exercise price of $17.08 per share and 75,494 options were terminated and/or forfeited. These amounts include options granted under the ESIP.

        For each share of stock that can be purchased thereunder pursuant to a stock option, Stock Option Plans No. 3 and 4 provide that a SAR may also be granted. A SAR is a right to receive a cash payment equal to the difference between the fair market value of Common Stock on the exercise date and the option price of the stock to which the SAR is related. SARs under Stock Option Plans No. 3 and 4 are exercisable only upon the exercise of the related stock options. At the end of each reporting period within the exercise period, the Company records an adjustment to deferred compensation expense based on the difference between the fair market value of Common Stock at the end of each reporting period and the option price of the stock to which the SAR is related. At December 31, 1995, 111,003 SARs were outstanding and exercisable, at a weighted-average exercise price of $14.52 per share. During 1995, 22,966 SARs were exercised at a weighted-average exercise price of $14.52 per share.

        The Company maintains a Restricted Stock Bonus and Incentive Stock Plan ("Bonus Plan") for certain key executives of the Company. Under the Bonus Plan, 750,000 shares of Common Stock were reserved for issuance. At December 31, 1995, there were 6,927 shares available for award and 9,000 shares were awarded under this plan during 1995. The amount of Bonus Stock and terms governing the removal of applicable restrictions, and the amount of Incentive Stock and terms establishing predefined performance objectives and periods, are established pursuant to individual written agreements between Energy and each participant in the Bonus Plan.

13.  LEASE AND OTHER COMMITMENTS

        The Company has major long-term operating lease commitments in connection with a gas storage facility, its corporate headquarters office complex and various facilities and equipment used to store and transport refinery feedstocks and refined products. The gas storage facility lease has a remaining primary term of four years with one eight-year optional renewal period during which the lease payments decrease by one-half, and, subject to certain conditions, one or more additional optional renewal periods of five years each at fair market rentals. In February 1995, the Company renegotiated the terms of its corporate headquarters lease under which the lease payments were reduced beginning in 1995. The corporate headquarters lease has a remaining primary term of 16 years with five optional renewal periods of five years each. The Company's long-term refinery feedstock and refined product storage and transportation leases have remaining primary terms ranging from 1.5 to 6.3 years with optional renewal periods ranging from three to ten years and provide for various contingent payments based on throughput volumes in excess of a base amount, among other things. The Company also has other noncancelable operating leases with remaining terms ranging generally from one year to 11 years. The related future minimum lease payments as of December 31, 1995 are as follows (in thousands):

                                                    Gas                            Refining
                                                   Storage         Office        Storage and
                                                  Facility        Complex       Transportation        Other

        1996 . . . . . . . . . . . . . . . .       $10,438        $ 4,570          $14,248           $ 1,433
        1997 . . . . . . . . . . . . . . . .         9,832          4,570           11,830             1,421
        1998 . . . . . . . . . . . . . . . .        10,156          4,570            4,075             1,379
        1999 . . . . . . . . . . . . . . . .        10,438          4,570            4,075               842
        2000 . . . . . . . . . . . . . . . .         5,221          4,570            4,075               195
        Remainder. . . . . . . . . . . . . .          -            45,341            5,434               329

        Total minimum lease payments . . . .       $46,085        $68,191          $43,737            $5,599

     The future minimum lease payments listed above exclude certain operating lease commitments which are cancelable by the Company upon notice of one year or less. Consolidated rental expense under operating leases, excluding amounts paid in connection with the gas storage facility noted above, amounted to approximately $29,313,000, $14,040,000, and $12,948,000 for 1995,
1994 (including Partnership rents commencing June 1, 1994) and 1993, respectively, and includes various month-to-month and other short-term rentals in addition to rents paid and accrued under long-term lease commitments. For the period prior to the Merger, a portion of these amounts was charged to and reimbursed by the Partnership for its proportionate use of the Company's corporate headquarters office complex and for the use of certain other properties managed by the Company for the period prior to the Merger. Gas storage facility rentals paid by the Partnership for the period prior to the Merger, and paid by the Company for the period subsequent to the Merger, totalling $10,438,000 per year for 1995, 1994 and 1993, were included in the cost of gas.

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

14.  LITIGATION AND CONTINGENCIES

     Several lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. The plaintiff alleges actual damages of approximately $3.7 million and punitive damages of $20.4 million. The defendants' motion for summary judgment regarding certain of the plaintiff's tort claims was denied. A trial date of July 22, 1996 has been set.

     In 1987, certain subsidiaries of the Company entered into a settlement agreement with a producer from whom they had purchased natural gas to resolve a take-or-pay dispute between the parties. As part of the settlement, the parties terminated their then-existing gas sales contracts and entered into new gas sales contracts. Under the settlement agreement, the Company's subsidiaries agreed to pay one-half of any "excess royalty claim" brought against the producer relating to any natural gas produced and sold to the subsidiaries after the date of the settlement agreement. In May 1995, certain mineral interest owners in South Texas brought a lawsuit against the producer and several other defendants, including the Company, asserting several claims in connection with an alleged underpayment of royalties. In their lawsuit, the mineral interest owners allege that the numerous "operator defendants" (excluding the Company) breached certain covenants and duties thereby depriving the plaintiffs of the full value of their royalty interests. The plaintiffs allege that the Company conspired with the producer to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. Plaintiffs seek unspecified actual and punitive damages.

     On April 15, 1994, certain trusts named certain
subsidiaries of the Company as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against a supplier with whom the Valero defendants have contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, the Valero defendants agreed to bear a substantial portion of any settlement or any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against the supplier.
Damages, if any, were not determined.   In the trusts' sixth
amended petition, the trusts seek $50 million in damages from the Company as a result of the Valero Defendants' alleged interference between the trusts and the supplier, and seek $36 million in take-or-pay damages from the supplier. The trusts also seek punitive damages in an amount equal to treble the amount of actual damages proven at trial. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. Trial is set to begin on May 13, 1996.

     A federal securities fraud class action lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the Merger contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement. The lawsuit is scheduled for trial on December 2, 1996.

     A lawsuit was filed against a subsidiary of Energy in June 1994 by certain residents of the Mobile Estate subdivision located near the Refinery, alleging that air, soil and water in the subdivision have been contaminated by emissions from the Refinery of allegedly hazardous chemicals and toxic hydrocarbons. The plaintiffs' claims include negligence, gross negligence, strict liability, nuisance and trespass. In May 1995, the plaintiffs filed a motion for nonsuit, seeking a dismissal of the case against the Company. Various filings and motions by both parties are before the court with respect to the attempted termination of this lawsuit.

     The Company owns a 20% general partner interest in Javelina, a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in eight lawsuits filed since 1992 in state district courts in Nueces County and Duval County, Texas. Four of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. The plaintiffs seek an unspecified amount of actual and punitive damages. The remaining four suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The plaintiffs in these suits allege claims similar to those described above and seek unspecified actual and punitive damages.

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

15.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The results of operations by quarter for the years ended
December 31, 1995 and 1994 were as follows (in thousands of dollars, except per share amounts):

                                     Operating         Operating        Net       Earnings Per Share
                                      Revenues          Income        Income       Of Common Stock

     1995-Quarter Ended:
       March 31. . . . . . . . .    $  690,535         $ 28,667      $ 3,759            $ .02
       June 30 . . . . . . . . .       744,607           54,953       20,522              .40
       September 30. . . . . . .       740,327           57,781       22,630              .45
       December 31 . . . . . . .       844,323           47,390       12,927              .23
         Total . . . . . . . . .    $3,019,792         $188,791      $59,838            $1.10

     1994-Quarter Ended:
       March 31. . . . . . . . .    $  281,277         $ 25,578      $ 6,283            $ .13
       June 30 . . . . . . . . .       416,143           30,076        4,222              .03
       September 30  . . . . . .       577,429           43,155       12,534              .22
       December 31 . . . . . . .       562,591           27,116        3,843              .02
         Total . . . . . . . . .    $1,837,440         $125,925      $26,882            $ .40

     The Company's results of operations by quarter for 1994 reflect the Company's effective 49% equity interest in the Partnership for periods prior to and including the May 31, 1994 Merger and by the consolidation of the Partnership's results of operations thereafter. See Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 10. (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT),
ITEM 11. (EXECUTIVE COMPENSATION), ITEM 12. (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) AND ITEM 13. (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) ARE INCORPORATED BY REFERENCE FROM THE COMPANY'S 1996 PROXY STATEMENT IN CONNECTION WITH ITS ANNUAL MEETING OF STOCKHOLDERS SCHEDULED TO BE HELD APRIL 30, 1996. SEE PAGE ii, SUPRA.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

    (a) 1.  Financial Statements-

     The following Consolidated Financial Statements of Valero
Energy Corporation and its subsidiaries are included in Part II,
Item 8 of this Form 10-K:
                                                           Page

Report of independent public accountants . . . . . . . . .
Consolidated balance sheets as of December 31, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . .
Consolidated statements of income for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . .
Consolidated statements of common stock and other
  stockholders' equity for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . .
Consolidated statements of cash flows for the years
  ended December 31, 1995, 1994 and 1993 . . . . . . . . .
Notes to consolidated financial statements . . . . . . . .

     2.  Financial Statement Schedules and Other Financial
           Information-

     No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3.  Exhibits

     Filed as part of this Form 10-K are the following exhibits:

     2.1   --   Agreement of Merger, dated December 20, 1993,
                among Valero Energy Corporation, Valero
                Natural Gas Partners, L.P., Valero Natural Gas
                Company and Valero Merger Partnership, L.P.--
                incorporated by reference from Exhibit 2.1 to
                Amendment No. 2 to the Valero Energy
                Corporation Registration Statement on Form S-3
                (Commission File No. 33-70454, filed December
                29, 1993).
     3.1   --   Restated Certificate of Incorporation of
                Valero Energy Corporation--incorporated by
                reference from Exhibit 4.1 to the Valero
                Energy Corporation Registration Statement on
                Form S-8 (Commission File No. 33-53796, filed
                October 27, 1992).
     3.2   --   By-Laws of Valero Energy Corporation, as
                amended and restated October 17,
                1991--incorporated by reference from Exhibit
                4.2 to the Valero Energy Corporation
                Registration Statement on Form S-3 (Commission
                File No. 33-45456, filed February 4, 1992).
     3.3   --   Amendment to By-Laws of Valero Energy
                Corporation, as adopted February 25, 1993--
                incorporated by reference from Exhibit 3.3 to
                the Valero Energy Corporation Annual Report on
                Form 10-K (Commission File No. 1-4718, filed
                February 26, 1993).
     4.1   --   Rights Agreement, dated as of October 26,
                1995, between Valero Energy Corporation and
                Harris Trust and Savings Bank, as Rights
                Agent--incorporated by reference from
                Exhibit 1 to the Valero Energy Corporation
                Current Report on Form 8-K (Commission File
                No. 1-4718, filed October 27, 1995).
     4.2   --   $300,000,000 Credit Agreement, dated as of
                November 1, 1995, among Valero Energy
                Corporation, Morgan Guaranty and Trust Company
                of New York as Administrative Agent, and Bank
                of Montreal as Syndication Agent and Issuing
                Bank, and the banks and co-agents party
                thereto--incorporated by reference from
                Exhibit 10.1 to the Valero Energy Corporation
                Quarterly Report on Form 10-Q (Commission File
                No. 1-4718, filed November 9, 1995).
     4.3   --   Form of Indenture of Mortgage and Deed of
                Trust and Security Agreement, dated as of
                March 25, 1987 (the "Indenture"), from Valero
                Management Partnership, L.P. to State Street
                Bank and Trust Company (successor to Bank of
                New England) and Brian J. Curtis, as Trustees -
                incorporated by reference from
                Exhibit 4.1 to the Valero Natural Gas
                Partners, L.P. Quarterly Report on Form 10-Q
                (Commission File No. 1-9433, filed May 15,
                1987).
     4.4   --   First Supplemental Indenture, dated as of
                March 25, 1987, to the Indenture -
                incorporated by reference from Exhibit 4.2 to
                the Valero Natural Gas Partners, L.P.
                Quarterly Report on Form 10-Q (Commission File
                No. 1-9433, filed May 15, 1987).
     4.5   --   Second Supplemental Indenture, dated as of
                March 25, 1987, to the Indenture -
                incorporated by reference from Exhibit 4.1 to
                the Valero Natural Gas Partners, L.P.
                Quarterly Report on Form 10-Q (Commission File
                No. 1-9433, filed July 31, 1987).
     4.6   --   Fourth Supplemental Indenture, dated as of
                June 15, 1988, to the Indenture - incorporated
                by reference from Exhibit 4.6 to the Valero
                Natural Gas Partners, L.P. Registration
                Statement on Form S-8 (Registration No. 33-26554,
                filed January 13, 1989).
     4.7   --   Fifth Supplemental Indenture, dated as of
                December 1, 1988, to the Indenture -
                incorporated by reference from Exhibit 4.7 to
                the Valero Natural Gas Partners, L.P.
                Registration Statement on Form S-8
                (Registration No. 33-26554, filed January 13,
                1989).
     4.8   --   Seventh Supplemental Indenture, dated as of
                August 15, 1989, to the Indenture -
                incorporated by reference from Exhibit 4.6 to
                the Valero Natural Gas Partners, L.P. Annual
                Report on Form 10-K (Commission File No. 1-9433,
                filed March 1, 1990).
     4.9   --   Ninth Supplemental Indenture, dated as of
                October 19, 1990, to the Indenture -
                incorporated by reference from Exhibit 4.7 to
                the Valero Natural Gas Partners, L.P. Annual
                Report on Form 10-K (Commission File No. 1-9433,
                filed February 25, 1991).
   +10.1   --   Valero Energy Corporation Executive Deferred
                Compensation Plan, amended and restated as of
                October 21, 1986--incorporated by reference
                from Exhibit 10.16 to the Valero Energy
                Corporation Annual Report on Form 10-K
                (Commission File No. 1-4718, filed
                February 26, 1988).
   +10.2   --   Valero Energy Corporation Key Employee
                Deferred Compensation Plan, amended and
                restated as of October 21, 1986--incorporated
                by reference from Exhibit 10.17 to the Valero
                Energy Corporation Annual Report on Form 10-K
                (Commission File No. 1-4718, filed February
                26, 1988).
  *+10.3   --   Valero Energy Corporation Amended and Restated
                Restricted Stock Bonus and Incentive Stock
                Plan dated as of January 24, 1984 (as amended
                through January 1, 1996).
  *+10.4   --   Valero Energy Corporation Stock Option Plan
                No. 3, as amended and restated January 1,
                1996.
  *+10.5   --   Valero Energy Corporation Stock Option Plan
                No. 4, as amended and restated January 1,
                1996.
   +10.6   --   Valero Energy Corporation Amended and Restated
                1990 Restricted Stock Plan for Non-Employee
                Directors--incorporated by reference from
                Exhibit 10.23 to the Valero Energy Corporation
                Annual Report on Form 10-K (Commission File
                No. 1-4718, filed February 26, 1991).
  *+10.7   --   Valero Energy Corporation Amended and Restated
                Supplemental Executive Retirement Plan (as
                amended through January 1, 1996).
   +10.8   --   Valero Energy Corporation Executive Incentive
                Bonus Plan--incorporated by reference from
                Exhibit 10.9 to the Valero Natural Gas
                Partners, L.P. Annual Report on Form 10-K
                (Commission File No. 1-4718, filed February
                20, 1992).
  *+10.9   --   Valero Energy Corporation Amended and Restated
                Executive Stock Incentive Plan (as amended
                through January 1, 1996).
   +10.10  --   Executive Severance Agreement between Valero
                Energy Corporation and William E. Greehey,
                dated December 15, 1982--incorporated by
                reference from Exhibit 10.11 to the Valero
                Natural Gas Partners, L.P. Annual Report on
                Form 10-K (Commission File No. 1-9433, filed
                February 25, 1993).
  *+10.11  --   Schedule of Executive Severance Agreements.
   +10.12  --   Amended and Restated Employment Agreement
                between Valero Energy Corporation and
                William E. Greehey, dated November 1, 1993--
                incorporated by reference from Exhibit 10.1 to
                the Valero Energy Corporation Quarterly Report
                on Form 10-Q (Commission File No. 1-4718,
                filed November 14, 1994).
   +10.13  --   Modification of Employment Agreement between
                Valero Energy Corporation and William E.
                Greehey, dated November 29, 1994--incorporated by
                reference from Exhibit 10.12 to the Valero Energy
                Corporation Annual Report on Form 10-K
                (Commission File No. 1-4718, filed March 1, 1995).
   +10.14  --   Employment Agreement between Valero Energy
                Corporation and F. Joseph Becraft, dated
                May 1, 1995--incorporated by reference from
                Exhibit 10.2 to the Valero Energy Corporation
                Quarterly Report on Form 10-Q (Commission File
                No. 1-4718, filed May 12, 1995).
   +10.15  --   Indemnity Agreement, dated as of February 24,
                1987, between Valero Energy Corporation and
                William E. Greehey--incorporated by reference
                from Exhibit 10.16 to the Valero Energy
                Corporation Annual Report on Form 10-K
                (Commission File No. 1-4718, filed
                February 26, 1993).
  *+10.16  --   Schedule of Indemnity Agreements.
   *11.1   --   Computation of Earnings Per Share.
   *12.1   --   Computation of Ratio of Earnings to Fixed
                Charges.
   *21.1   --   Valero Energy Corporation subsidiaries,
                including state or other jurisdiction of
                incorporation or organization.
   *23.1   --   Consent of Arthur Andersen LLP, dated February
                14, 1996.
   *24.1   --   Power of Attorney, dated February 16,
                1996--set forth at the signatures page of this
                Form 10-K.
  **27.1   --   Financial Data Schedule.
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

      (b)  Reports on Form 8-K.

     A report on Form 8-K dated October 26, 1995 was filed electronically on October 27, 1995, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits, in connection with the adoption by the Board of Directors of Energy of the Rights Agreement dated October 26, 1995 between Energy and Harris Trust and Savings Bank, as Rights Agent, and the declaration by the Board of Directors of a dividend distribution of one preference share purchase right for each outstanding share of Common Stock of Energy. The distribution was payable on November 25, 1995 to shareholders of record on that date. The dividend distribution of rights coincided with the expiration pursuant their terms of a prior series of preference share purchase rights distributed by the Company on November 25, 1985.

     For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 2-66297 (filed December 21, 1979), No. 2-82001 (filed February 23, 1983), No. 2-97043 (filed April 15, 1985), No. 33-23103 (filed July 15, 1988), No. 33-14455
(filed May 21, 1987), No. 33-38405 (filed December 3, 1990),
No. 33-53796 (filed October 27, 1992), No. 33-52533 (filed
March 7, 1994), and No. 33-63703 (filed October 26, 1995).

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

Date:     February 16, 1996

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

      Signature                 Title                  Date
                       Director, Chairman of the
                       Board and Chief Executive
                           Officer (Principal
/s/ William E. Greehey    Executive Officer)      February 16, 1996
   (William E. Greehey)

                         Senior Vice President
                      and Chief Financial Officer
                         (Principal Financial
/s/ Don M. Heep        and Accounting Officer)    February 16, 1996
   (Don M. Heep)


/s/ F. Joseph Becraft            Director         February 16, 1996
   (F. Joseph Becraft)


/s/ Edward C. Benninger          Director         February 16, 1996
   (Edward C. Benninger)


                                 Director         February   , 1996
  (Ronald K. Calgaard)


/s/ Robert G. Dettmer            Director         February 16, 1996
   (Robert G. Dettmer)


/s/ A. Ray Dudley                Director         February 16, 1996
   (A. Ray Dudley)


/s/ Ruben M. Escobedo            Director         February 16, 1996
   (Ruben M. Escobedo)


/s/ James L. Johnson             Director         February 16, 1996
   (James L. Johnson)


/s/ Lowell H. Lebermann          Director         February 16, 1996
   (Lowell H. Lebermann)


/s/ Susan Kaufman Purcell        Director         February 16, 1996
   (Susan Kaufman Purcell)