Form 10-Q
period 1996-03-31
VALERO ENERGY CORP
filed 1996-05-15
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

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

                       Yes    X            No

   Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 1, 1996.

                                                 Number of
                                                  Shares
              Title of Class                    Outstanding

         Common Stock, $1 Par Value              43,886,548

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1996 and
    December 31, 1995. . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1996 and 1995 . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
    Three Months Ended March 31, 1996 and 1995 . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART I - FINANCIAL INFORMATION
                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                        (Thousands of Dollars)

                                                                   March 31,
                                                                     1996        December 31,
                                                                  (Unaudited)       1995
                     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . .    $   16,853     $   28,054
  Cash held in debt service escrow . . . . . . . . . . . . . .        -              36,627
  Receivables, less allowance for doubtful accounts of
    $1,335 (1996) and $1,193 (1995). . . . . . . . . . . . . .       308,309        339,189
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       164,427        140,822
  Current deferred income tax assets . . . . . . . . . . . . .        21,326         29,530
  Prepaid expenses and other . . . . . . . . . . . . . . . . .        11,285         47,321
                                                                     522,200        621,543
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $46,791 (1996)
  and $37,472 (1995), at cost. . . . . . . . . . . . . . . . .     2,731,834      2,697,494
    Less:  Accumulated depreciation. . . . . . . . . . . . . .       653,466        622,123
                                                                   2,078,368      2,075,371

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . . . .        41,488         41,890

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . .       128,213        137,876

                                                                  $2,770,269     $2,876,680

See Notes to Consolidated Financial Statements.

                                         PART I - FINANCIAL INFORMATION
                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (Thousands of Dollars)

                                                                             March 31,
                                                                               1996         December 31,
                                                                            (Unaudited)        1995
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   45,000      $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .      72,258          81,964
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     309,180         312,672
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,413          31,104
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .      30,523          42,542
                                                                               468,374         468,282

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . .     919,356       1,035,641

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .     272,850         276,013

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . . .      55,482          56,031

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 69,000 (1996 and 1995) shares. . . . . . .       6,900           6,900

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1996 and 1995) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . . .       3,450           3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 43,784,123 (1996) and 43,739,380 (1995) shares. . . . . . . . .      43,784          43,739
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .     531,063         530,177
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,269)        (11,318)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     479,328         467,943
  Treasury stock, 1,967 (1996) and 6,904 (1995)
    common shares, at cost . . . . . . . . . . . . . . . . . . . . . . . .         (49)           (178)
                                                                             1,047,307       1,033,813

                                                                            $2,770,269      $2,876,680

See Notes to Consolidated Financial Statements.

               VALERO ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
            (Thousands of Dollars, Except Per Share Amounts)
                               (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1996         1995

OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $1,067,122     $690,535

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . . . .     970,430      619,543
  Selling and administrative expenses. . . . . . . . . . .      19,108       17,456
  Depreciation expense . . . . . . . . . . . . . . . . . .      25,346       24,869
    Total. . . . . . . . . . . . . . . . . . . . . . . . .   1,014,884      661,868

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .      52,238       28,667

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . . . . . .         222        1,869

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . .       2,444          758

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . . . .     (25,753)     (26,076)
  Capitalized. . . . . . . . . . . . . . . . . . . . . . .         563          941

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .      29,714        6,159

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . .       9,800        2,400

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .      19,914        3,759
  Less:  Preferred stock dividend requirements . . . . . .       2,841        2,964

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . .    $ 17,073     $    795

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . .    $    .39     $    .02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (in thousands) . . . . . . . . . . . . . . . . . . . . .      43,749       43,573

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . . . .    $    .13     $    .13

See Notes to Consolidated Financial Statements.

                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 19,914      $  3,759
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . .       25,346        24,869
      Amortization of deferred charges and other, net. . . . . . . . . . . . .        8,832         5,890
      Changes in current assets and current liabilities. . . . . . . . . . . .       20,093        63,576
      Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . . .        4,000         2,000
      Equity in earnings in excess of distributions of joint ventures. . . . .         (222)       (1,346)
      Changes in deferred items and other, net . . . . . . . . . . . . . . . .        2,191        (4,425)
        Net cash provided by operating activities. . . . . . . . . . . . . . .       80,154        94,323

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,669)      (29,832)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . . . .         (947)      (28,287)
  Investment in and advances to joint ventures, net. . . . . . . . . . . . . .        1,665          (275)
  Dispositions of property, plant and equipment. . . . . . . . . . . . . . . .        2,667            12
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          242           (59)
    Net cash used in investing activities. . . . . . . . . . . . . . . . . . .      (28,042)      (58,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . . . .       45,000        10,000
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -            6,500
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . . . . . . .     (125,143)      (78,857)
  Decrease in cash held in debt service escrow for principal . . . . . . . . .       24,643        22,768
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,687)       (5,665)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . .       (2,842)       (2,964)
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . . . .          716         1,089
    Net cash used in financing activities. . . . . . . . . . . . . . . . . . .      (63,313)      (47,129)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,201)      (11,247)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,054        26,210

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 16,853      $ 14,963

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

Note 2

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $41 million at March 31,1996. Natural gas in underground storage, natural gas liquids ("NGLs") and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                                        March 31,    December 31,
                                                           1996         1995

     Refinery feedstocks . . . . . . . . . . . . . .    $ 75,343      $ 48,295
     Refined products and blendstocks. . . . . . . .      62,364        41,967
     Natural gas in underground storage. . . . . . .       8,012        31,156
     NGLs. . . . . . . . . . . . . . . . . . . . . .       2,085         3,280
     Materials and supplies. . . . . . . . . . . . .      16,623        16,124
                                                        $164,427      $140,822

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

                                                                Three Months Ended
                                                                    March 31,
                                                                1996        1995

     Cash held in debt service escrow for interest . . . .   $  11,984    $ 12,673
     Receivables, net. . . . . . . . . . . . . . . . . . .      30,880      30,390
     Inventories . . . . . . . . . . . . . . . . . . . . .     (23,605)     61,406
     Prepaid expenses and other. . . . . . . . . . . . . .      36,036       6,274
     Accounts payable. . . . . . . . . . . . . . . . . . .      (3,492)    (30,733)
     Accrued interest. . . . . . . . . . . . . . . . . . .     (19,691)     (8,413)
     Other accrued expenses. . . . . . . . . . . . . . . .     (12,019)     (8,021)
        Total. . . . . . . . . . . . . . . . . . . . . . .   $  20,093    $ 63,576

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1996           1995

     Interest (net of amount capitalized of $563 (1996)
        and $941 (1995)) . . . . . . . . . . . . . . . . . . .    $44,682        $33,150
     Income taxes. . . . . . . . . . . . . . . . . . . . . . .       -                74

Note 4

   Litigation and Contingencies

     Approximately a dozen lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The Company is a defendant in nine of these lawsuits. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

     Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at a gas processing plant in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. In the plaintiff's fourth amended petition filed March 29, 1996, the plaintiff alleges actual damages of approximately $1.3 million, plus retainage, interest and attorneys fees, and punitive damages of at least four times the amount of actual damages. The defendants' motion for summary judgment regarding certain of the plaintiff's tort claims was denied. A trial date of July 22, 1996 has been set.

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

     On April 15, 1994, certain trusts named certain subsidiaries of the Company as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against a supplier with whom the Valero Defendants have contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, the Valero Defendants agreed to bear a substantial portion of any settlement or any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against the supplier. Damages, if any,
were not determined.   The trusts seek $50 million in damages from
the Valero Defendants as a result of the Valero Defendants' alleged interference between the trusts and the supplier, plus punitive damages in an amount in excess of treble the amount of actual damages proven at trial. The trusts also seek approximately $56 million in take-or-pay damages from the supplier and $70 million as damages for the supplier's failure to take the trusts' gas ratably. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims.

     A federal securities fraud class action lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of Valero Natural Gas Partners, L.P. ("VNGP, L.P."). The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of a merger (the "Merger") of the Company and VNGP, L.P. contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The plaintiff challenges the class action settlement on grounds that the class members were not given an opportunity to "opt-out" of the class and that the class members were not adequately represented by counsel. The lawsuit is scheduled for trial on December 2, 1996.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended March 31, 1996 and 1995. The 1995 amounts of operating revenues and operating income (loss) by segment and certain natural gas/natural gas liquids operating statistics have been restated to conform to the 1996 segment presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                              1996            1995

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . .   $  574,507       $404,181
  Natural gas/natural gas liquids. . . . . . . . . . . . . . . . . . . .      534,948        327,205
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32             32
  Intersegment eliminations. . . . . . . . . . . . . . . . . . . . . . .      (42,365)       (40,883)
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,067,122       $690,535

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . .   $   15,233       $ 15,111
  Natural gas/natural gas liquids. . . . . . . . . . . . . . . . . . . .       47,466         21,744
  Corporate general and administrative expenses and other, net . . . . .      (10,461)        (8,188)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   52,238       $ 28,667

Equity in earnings of joint ventures . . . . . . . . . . . . . . . . . .   $      222       $  1,869
Other income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    2,444       $    758
Interest and debt expense, net . . . . . . . . . . . . . . . . . . . . .   $   25,190       $ 25,135
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   19,914       $  3,759
Net income applicable to common stock. . . . . . . . . . . . . . . . . .   $   17,073       $    795
Earnings per share of common stock . . . . . . . . . . . . . . . . . . .   $      .39       $    .02

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . . . .          169            149
    Average throughput margin per barrel . . . . . . . . . . . . . . . .   $     4.55       $   4.86

  Natural gas/natural gas liquids:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,776          1,460
      Transportation . . . . . . . . . . . . . . . . . . . . . . . . . .        1,426          1,370
        Total gas volumes. . . . . . . . . . . . . . . . . . . . . . . .        3,202          2,830

    Average gas sales margin per Mcf . . . . . . . . . . . . . . . . . .   $     .246       $   .160
    Average gas transportation fee per Mcf . . . . . . . . . . . . . . .   $     .101       $   .097

    NGL plant production (Mbbls per day) . . . . . . . . . . . . . . . .         78.9           85.4
    Average NGL market price per gallon. . . . . . . . . . . . . . . . .   $     .305       $   .263
    Average gas cost per Mcf . . . . . . . . . . . . . . . . . . . . . .   $     1.60       $   1.41
    Average NGL margin per gallon. . . . . . . . . . . . . . . . . . . .   $     .095       $   .079

Consolidated Results

     The Company reported net income of $19.9 million, or $.39 per share, for the first quarter of 1996 compared to $3.8 million, or $.02 per share, for the same period in 1995. Net income and earnings per share increased due primarily to an increase in operating income from the Company's natural gas/natural gas liquids operations, partially offset by increases in corporate expenses and income tax expense.

     Operating revenues increased $376.6 million, or 55%, to $1.1 billion during the first quarter of 1996 compared to the same period in 1995 due primarily to an increase in operating revenues from the Company's natural gas/natural gas liquids operations and to a lesser extent to an increase in operating revenues from refining and marketing operations. Operating income increased $23.5 million, or 82%, to $52.2 million during the first quarter of 1996 compared to the 1995 period due primarily to an increase in natural gas/natural gas liquids operating income, partially offset by an increase in corporate expenses, net, resulting from higher employee-related costs. Changes in operating revenues and operating income by business segment are explained below under "Segment Results."

     Equity in earnings of joint ventures decreased $1.7 million to $.2 million during the first quarter of 1996 compared to the same period in 1995 due to a decrease in the Company's equity in earnings of Javelina resulting primarily from lower petrochemical product prices and higher feedstock costs. Offsetting the decrease in equity in earnings of joint ventures was a $1.7 million increase in Other income, net, resulting primarily from income recognized in the 1996 period in connection with a minor investment in a natural gas development project. Income tax expense increased $7.4 million to $9.8 million in the first quarter of 1996 compared to the same period in 1995 due primarily to higher pre-tax income partially offset by the recognition in the 1996 period of certain income tax credits related to the natural gas development project noted above.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $170.3 million, or 42%, to $574.5 million during the first quarter of 1996 compared to the same period in 1995 due primarily to an increase in sales volumes resulting from trading and rack marketing activities and to a lesser extent from an increase in throughput volumes. Average daily throughput volumes increased due to various unit improvements and enhancements made during 1995 and the nonrecurrence of various unit turnarounds and downtimes which occurred during the first quarter of 1995.

     Operating income from the Company's refining and marketing operations of $15.2 million during the first quarter of 1996 was basically flat compared to the $15.1 million of operating income during the same period in 1995 as an approximate $5 million, or 7%, increase in total throughput margins was offset by an approximate $5 million increase in operating expenses. Total throughput margins increased due to higher oxygenate margins resulting from lower methanol feedstock costs, an increase in margins between conventional refined product prices and crude oil resulting from more stable gasoline markets during the 1996 period, and the unit improvements and nonrecurrence of unit turnarounds and downtimes noted above. These increases in throughput margins were partially offset by narrower feedstock discounts, including narrower discounts for residual oil ("resid") feedstocks due to an increase in worldwide demand as a result of exceptionally cold weather during the 1996 period, lower prices on sales of petrochemical feedstocks, and narrower premiums on sales of reformulated gasoline ("RFG") and other products. Although total throughput margins increased due to the factors noted above, the Refinery's average throughput margin per barrel decreased from $4.86 in the first quarter of 1995 to $4.55 in the first quarter of 1996 due to volumes produced but not sold in the 1996 period. See "Liquidity and Capital Resources" below. Operating expenses increased due primarily to higher variable costs resulting from increased throughput and costs associated with the methanol plant which commenced operations in the latter half of 1995, although operating expenses per barrel decreased by approximately 3% due to the above-noted increase in throughput volumes.

  Natural Gas/Natural Gas Liquids

     Operating revenues from the Company's natural gas/natural gas liquids operations increased $207.8 million, or 64%, during the first quarter of 1996 compared to the same period in 1995 due primarily to a 55% increase in average natural gas sales prices and a 22% increase in daily natural gas sales volumes, primarily off-system sales. These increases were due to significantly stronger natural gas demand resulting from extreme cold winter weather during the 1996 period.

     Operating income from the Company's natural gas/natural gas liquids operations increased $25.7 million, or 118%, during the first quarter of 1996 compared to the same period in 1995 due primarily to an approximate $19 million increase in total gas sales margins and higher NGL margins of approximately $4 million. Total gas sales margins increased due to the significant increase in gas sales volumes and prices noted above and to an increased contribution of $6.6 million from price risk management activities, partially offset by reduced volumetric gains. Total NGL margins were higher due to a 16% increase in the average NGL sales price resulting from firm petrochemical and refining demand and low NGL inventory levels, partially offset by an increase in fuel and shrinkage costs and an 8% decrease in NGL production volumes. A $5.1 million increase in benefits from price risk management activities reduced fuel and shrinkage costs to below-market levels, however, resulting in only a 13% increase in the average cost of natural gas. NGL production volumes were down primarily due to the sale of the Company's two West Texas processing plants in August 1995, which more than offset production increases at the remaining plants resulting from the completion in 1995 of certain operational improvements and production enhancements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities decreased $14.2 million during the first quarter of 1996 compared to the same period in 1995 due primarily to an increase in refining inventories in the 1996 period compared to a decrease in refining inventories in the 1995 period, partially offset by the increase in income described above under "Results of Operations" and a decrease in commodity deposits and deferrals. Refining inventories increased in 1996 due primarily to weather-related shipment delays at the end of the quarter, while such inventories decreased in 1995 resulting from a decrease in volumes available under feedstock contracts and higher-than-normal refined product inventory levels at the end of 1994. During the 1996 period, the Company utilized the cash provided by its operating activities and a portion of its existing cash balances to fund capital expenditures, reduce bank debt, repay principal on certain outstanding nonbank debt including Valero Management Partnership, L.P.'s (the "Management Partnership") First Mortgage Notes (the "First Mortgage Notes"), and pay common and preferred stock dividends.

     Energy currently maintains an unsecured $300 million revolving bank credit and letter of credit facility. As of March 31, 1996, Energy had approximately $258 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also has numerous uncommitted short-term bank credit lines and bank letter of credit facilities. As of March 31, 1996, $45 million was outstanding under these short-term bank lines and letters of credit aggregating $43 million were issued and outstanding under these uncommitted letter of credit facilities. The Company was in compliance with all covenants contained in its various debt facilities as of March 31, 1996.

     During the first quarter of 1996, the Company expended approximately $33 million for capital investments, primarily capital expenditures, $15 million of which related to refining and marketing operations while $16 million related to natural gas/natural gas liquids operations. For total year 1996, the Company currently expects to incur approximately $185 million for capital expenditures and deferred turnaround and catalyst costs.

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. In January 1995, the Company suspended further investment in the Project pending the resolution of certain key issues. Proesa and the Project participants are continuing to engage in discussions with Petroleos Mexicanos, S.A. ("Pemex"), the Mexican state-owned oil company, in order to renegotiate the purchase and sales agreements between Proesa and Pemex. The Project participants are also engaged in negotiations to restructure the participants' ownership interests in Proesa and reach agreement on funding arrangements for the Project, including procedures for funding any possible cost overruns. The Company believes that it will be necessary to attract new participants in order for the Project to proceed. However, despite indications of interest by other potential participants, as well as some indications of improvement in the Mexican economy, there can be no assurance that mutually satisfactory agreements can be reached between Proesa and Pemex, that the present and potential Project participants can reach agreement on the Project ownership structure, or that financing satisfactory to all participants can be arranged. If the Project is terminated, there can be no assurance that the Company's investment in the Project could be recovered. At March 31, 1996, the Company had a total investment in the Project of approximately $16.5 million, and Proesa had incurred additional obligations totalling approximately $11 million which have not been funded by its owners. Proesa has also furnished a surety bond in connection with the plant's first year of operations under an existing MTBE sales agreement between Proesa and Pemex. Based on the exchange rate at April 30, 1996, the insurable value of such surety bond was approximately $5.6 million. Proesa currently has no independent source of funding. Therefore, in the event of any cash requirements resulting from the above, Proesa would necessarily request additional funding from its owners.

     During the first quarter of 1996, the Company entered into a sublease agreement for unused space in its corporate headquarters office complex. The sublease has a primary term of 20 years, with the sublessee having an option to terminate the lease after 10 years. The sublessee is scheduled to occupy the premises in phases, with full occupancy expected in the latter part of 1996.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank market, to fund its ongoing operating requirements. The Company expects that it will raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements or debt securities that may be issued from time to time under the Company's $250 million shelf registration statement, the Company has no specific financing plans as of the date hereof.

     This discussion contains certain "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding estimates and projections of amounts of future earnings, cash flows, capital expenditures, liabilities and other financial matters of the Company; plans and objectives of management regarding the Company's future operations; and certain assumptions underlying such estimates, projections, plans and objectives. While these forward-looking statements are made in good faith, future operating, economic, legal, political and other conditions could cause actual results to differ materially from those in the forward-looking statements.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

     J.M. Davidson, Inc. v. Valero Energy Corporation; Valero Hydrocarbons, L.P.; et al., 229th State District Court, Duval County, Texas (filed January 21, 1993). This lawsuit is based upon construction work performed by the plaintiff at a gas processing plant in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for breach of contract, quantum meruit, and numerous other contract and tort claims. In the plaintiff's fourth amended petition filed in March 1996, the plaintiff alleges actual damages of approximately $1.3 million, plus retainage, interest and attorneys' fees, and punitive damages of at least four times the amount of actual damages. The court denied the defendants' motion for summary judgment regarding certain of the plaintiff's tort claims. Trial is scheduled for July 22, 1996.

     The Long Trusts v. Tejas Gas Corporation; Valero Transmission, L.P.; et al., 123rd Judicial District Court, Panola County, Texas (filed March 1, 1989). On April 15, 1994, certain trusts (the "Long Trusts") named Valero Transmission Company ("VTC") and Valero Transmission, L.P. ("VT,L.P.") as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 against Tejas Gas Corporation ("Tejas"), a supplier with whom VT,L.P., as successor to VTC, has contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, VT,L.P. agreed to bear a substantial portion of any settlement or nonappealable final judgment rendered against Tejas. In January 1993, the District Court ruled in favor of the Long Trusts' motion for summary judgment against Tejas. Damages, if any, were not determined. The trusts seek $50 million in damages from the Valero Defendants as a result of the Valero Defendants' alleged interference between the Long Trusts and Tejas, plus punitive damages in an amount in excess of treble the amount of actual damages proven at trial. The trusts also seek approximately $56 million in take-or-pay damages from the supplier and $70 million as damages for the supplier's failure to take the trusts' gas ratably. The Company believes that the claims brought by the Long Trusts have been significantly overstated, and that Tejas and the Valero Defendants have a number of meritorious defenses to the claims.

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

     (b)  Reports on Form 8-K.

     (i) The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1996.

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


Date: May 15, 1996