Form 10-Q
period 1996-06-30
VALERO ENERGY CORP
filed 1996-08-14
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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

                         Yes    X            No

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 1, 1996.

                                              Number of
                                               Shares
           Title of Class                    Outstanding

           Common Stock, $1 Par Value         43,987,026

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1996 and
  December 31, 1995. . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
  Months Ended and Six Months Ended June 30, 1996
  and 1995 . . . . . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
  Six Months Ended June 30, 1996 and 1995. . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                              PART I - FINANCIAL INFORMATION
                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                                     June 30,
                                                                       1996       December 31,
                                                                   (Unaudited)        1995
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . .   $   19,156     $   28,054
  Cash held in debt service escrow . . . . . . . . . . . . . . .       20,067         36,627
  Receivables, less allowance for doubtful accounts of
    $1,449 (1996) and $1,193 (1995). . . . . . . . . . . . . . .      329,465        339,189
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .      165,435        140,822
  Current deferred income tax assets . . . . . . . . . . . . . .       22,273         29,530
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .        6,430         47,321
                                                                      562,826        621,543
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $70,237 (1996)
  and $37,472 (1995), at cost. . . . . . . . . . . . . . . . . .    2,749,740      2,697,494
    Less:  Accumulated depreciation. . . . . . . . . . . . . . .      665,599        622,123
                                                                    2,084,141      2,075,371

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . . . . .       42,087         41,890

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . .      119,113        137,876

                                                                   $2,808,167     $2,876,680

See Notes to Consolidated Financial Statements.

                               PART I - FINANCIAL INFORMATION
                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                                         June 30,
                                                                           1996        December 31,
                                                                        (Unaudited)        1995
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .    $   15,700     $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . .        72,258         81,964
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       379,316        312,672
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .        29,390         31,104
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .        33,115         42,542
                                                                           529,779        468,282

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . .       879,356      1,035,641

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .       274,588        276,013

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . .        52,232         56,031

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 69,000 (1996 and 1995) shares. . . .         6,900          6,900

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1996 and 1995) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . .         3,450          3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 44,024,260 (1996) and 43,739,380 (1995) shares. . . . . .        44,024         43,739
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .       537,391        530,177
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,070)       (11,318)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .       491,617        467,943
  Treasury stock, 38,907 (1996) and 6,904 (1995) common shares,
     at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,100)          (178)
                                                                         1,065,312      1,033,813

                                                                        $2,808,167     $2,876,680

See Notes to Consolidated Financial Statements.

                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands of Dollars, Except Per Share Amounts)
                                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                           1996        1995            1996          1995

OPERATING REVENUES . . . . . . . . . . . . . . . . . .  $1,152,737    $775,822      $2,262,835    $1,466,357

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . .   1,050,396     678,380       2,063,802     1,297,923
  Selling and administrative expenses. . . . . . . . .      22,147      17,784          41,255        35,240
  Depreciation expense . . . . . . . . . . . . . . .        25,761      24,705          51,107        49,574
    Total. . . . . . . . . . . . . . . . . . . . . . .   1,098,304     720,869       2,156,164     1,382,737

OPERATING INCOME . . . . . . . . . . . . . . . . . . .      54,433      54,953         106,671        83,620

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . . . .         599       1,530             821         3,399

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . .         848         852           3,292         1,610

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . .     (24,713)    (26,107)        (50,466)      (52,183)
  Capitalized. . . . . . . . . . . . . . . . . . . . .         974       1,494           1,537         2,435

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .      32,141      32,722          61,855        38,881

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .      11,300      12,200          21,100        14,600

NET INCOME . . . . . . . . . . . . . . . . . . . . . .      20,841      20,522          40,755        24,281
  Less:  Preferred stock dividend requirements . . . .       2,841       2,964           5,682         5,928

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . . . .  $   18,000    $ 17,558      $   35,073    $   18,353

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .  $      .41    $    .40      $      .80    $      .42

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . . . .      43,901      43,644          43,825        43,609

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .  $      .13    $    .13      $      .26    $      .26

See Notes to Consolidated Financial Statements.

                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                    1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 40,755    $ 24,281
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . .      51,107      49,574
      Amortization of deferred charges and other, net. . . . . . . . . . . . .      16,856      15,111
      Changes in current assets and current liabilities. . . . . . . . . . . .      82,261      23,070
      Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . . .       6,700       5,200
      Equity in earnings in excess of distributions of joint ventures. . . . .        (821)     (2,876)
      Changes in deferred items and other, net . . . . . . . . . . . . . . . .       1,279      (2,074)
        Net cash provided by operating activities. . . . . . . . . . . . . . .     198,137     112,286

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (67,389)    (65,366)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . . . .      (2,540)    (30,982)
  Investment in and advances to joint ventures, net. . . . . . . . . . . . . .       1,665        (651)
  Dispositions of property, plant and equipment. . . . . . . . . . . . . . . .       6,547         311
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         458          54
    Net cash used in investing activities. . . . . . . . . . . . . . . . . . .     (61,259)    (96,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . . . .      15,700      16,000
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         96,500
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . . . . . . .    (165,143)   (131,357)
  Decrease in cash held in debt service escrow for principal . . . . . . . . .      15,804      14,554
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,397)    (11,339)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . .      (5,684)     (5,928)
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . . . .       4,944         970
    Net cash used in financing activities. . . . . . . . . . . . . . . . . . .    (145,776)    (20,600)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,898)     (4,948)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,054      26,210

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,156    $ 21,262

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

Note 2

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $31 million at June 30, 1996. Natural gas in underground storage, natural gas liquids ("NGLs") and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of June 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                    June 30,      December 31,
                                                      1996            1995

     Refinery feedstocks . . . . . . . . . . . . .  $ 78,367       $ 48,295
     Refined products and blendstocks. . . . . . .    42,895         41,967
     Natural gas in underground storage. . . . . .    24,462         31,156
     NGLs  . . . . . . . . . . . . . . . . . . . .     2,468          3,280
     Materials and supplies. . . . . . . . . . . .    17,243         16,124
                                                    $165,435       $140,822

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

                                                              Six Months Ended
                                                                  June 30,
                                                             1996          1995

     Cash held in debt service escrow for interest . . . . $   756       $    689
     Receivables, net. . . . . . . . . . . . . . . . . . .   9,724         34,412
     Inventories . . . . . . . . . . . . . . . . . . . . . (24,613)        36,326
     Prepaid expenses and other. . . . . . . . . . . . . .  40,891         10,120
     Accounts payable. . . . . . . . . . . . . . . . . . .  66,644        (59,583)
     Accrued interest. . . . . . . . . . . . . . . . . . .  (1,714)            54
     Other accrued expenses. . . . . . . . . . . . . . . .  (9,427)        (6,987)
     Income taxes payable. . . . . . . . . . . . . . . . .    -             8,039
        Total. . . . . . . . . . . . . . . . . . . . . . . $ 82,261      $ 23,070

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                    Six Months Ended
                                                                         June 30,
                                                                   1996           1995

     Interest (net of amount capitalized of $1,537 (1996)
        and $2,435 (1995)) . . . . . . . . . . . . . . . . . . .  $50,025        $48,549
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . .   10,714            457

Note 4

   Litigation and Contingencies

    The Company and Southern Union Company ("Southern Union") are defendants in a lawsuit brought by the City of Edinburg, Texas (the "City") regarding certain ordinances of the City that granted franchises to Rio Grande Valley Gas Company ("RGV") and its predecessors allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Energy. On September 30, 1993, Energy sold the common stock of RGV to Southern Union. The City alleges that the defendants have used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV (now Southern Union) has not fully paid all franchise fees due the City. The City also alleges that the defendants have used the public property of the City without compensating the City for such use, and alleges conspiracy and alter ego claims involving all defendants. The City seeks alleged actual damages of $50 million and unspecified punitive damages related to amounts allegedly due under the RGV franchise, City ordinances and state law. In addition, the City of Pharr, Texas, filed an intervention seeking certification of a class, with itself as class representative, consisting of all cities served by franchise by Southern Union. On June 24, 1996, the court certified the class, approved a class notice, and severed the claims of the City of Pharr and the class from the original City of Edinburg lawsuit. In addition to appealing the class certification ruling, the defendants are seeking mandamus relief in the court of appeals for recusal or disqualification of the trial judge. On July 11, 1996, Southern Union filed a cross-claim against Energy, alleging, among other things, that Southern Union is entitled to indemnification under provisions of the purchase agreement between Energy and Southern Union. Southern Union also asserts claims related to a 1985 settlement among Energy, RGV and the Railroad Commission of Texas regarding certain pricing terms. Southern Union's claims include, among other things, damages for indemnification, breach of contract, negligent misrepresentation and fraud. The City of Edinburg lawsuit is set for trial
September 9, 1996.

    Energy and certain of its subsidiaries have been sued by Teco Pipeline Company ("Teco") regarding the operation of the Company's 340-mile West Texas pipeline. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, and other claims, and seeks unquantified actual and punitive damages. The Company has filed a motion to stay the litigation and to compel arbitration pursuant to provisions of the 1985 agreements which require arbitration of disputes. The Company has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. The Company is seeking unquantified actual and punitive damages. A hearing is scheduled in September on the defendants' motion to compel arbitration.

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

    Energy and certain of its subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at a gas processing plant in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff asserts claims for fraud, quantum meruit, and numerous other tort claims. The plaintiff alleges actual damages of approximately $1.5 million, plus retainage, interest and attorneys fees, and punitive damages of at least four times the amount of actual damages. In July 1996, the court granted the defendants' motion to transfer the case from Duval County to Webb County. A new trial date has not been set.

    In 1987, certain subsidiaries of the Company entered into a settlement agreement with a producer from whom they had purchased natural gas to resolve a take-or-pay dispute between the parties. In May 1995, certain mineral interest owners in South Texas brought a lawsuit against the producer and several other defendants, including the Company, asserting several claims in connection with an alleged underpayment of royalties, and alleging that the numerous "operator defendants" (excluding the Company) breached certain covenants and duties thereby depriving the plaintiffs of the full value of their royalty interests. The plaintiffs alleged that the Company conspired with the producer to deprive the plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. The plaintiffs, however, have nonsuited the Company, dismissing all claims against the Company.

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

    A federal securities fraud lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of Valero Natural Gas Partners, L.P. ("VNGP, L.P."). The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of a merger (the "Merger") of the Company and VNGP, L.P. contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement. The lawsuit is scheduled for trial on December 2, 1996. On July 26, 1996, the magistrate assigned to the case issued a memorandum recommending to the district court that the Company's motion for summary judgment be granted. If adopted by the district court, the plaintiff's claims against the Company will be dismissed.

    The Company owns a 20% general partner interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in ten lawsuits filed since 1992 in state district courts in Nueces County and Duval County, Texas. Six of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants.
The plaintiffs seek an unspecified amount of actual and punitive damages. The remaining four suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The plaintiffs in these suits allege claims similar to those described above and seek unspecified actual and punitive damages.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended and six months ended June 30, 1996 and 1995. The 1995 amounts of operating revenues and operating income (loss) by segment and certain natural gas/natural gas liquids operating statistics have been restated to conform to the 1996 presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                     June 30,
                                                                     1996        1995           1996           1995

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . .    $  674,994    $483,429     $1,249,501     $  887,610
  Natural gas/natural gas liquids. . . . . . . . . . . . . . .       523,059     330,160      1,100,983        657,365
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            31          31             63             63
  Intersegment eliminations. . . . . . . . . . . . . . . . . .       (45,347)    (37,798)       (87,712)       (78,681)
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,152,737    $775,822     $2,262,835     $1,466,357

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . .    $   41,356    $ 45,792     $   56,589     $   60,903
  Natural gas/natural gas liquids. . . . . . . . . . . . . . .        22,712      18,186         70,178         39,930
  Corporate general and administrative expenses and
    other, net . . . . . . . . . . . . . . . . . . . . . . . .        (9,635)     (9,025)       (20,096)       (17,213)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . .    $   54,433    $ 54,953     $  106,671     $   83,620

Equity in earnings of joint ventures . . . . . . . . . . . . .    $      599    $  1,530     $      821     $    3,399
Other income, net. . . . . . . . . . . . . . . . . . . . . . .    $      848    $    852     $    3,292     $    1,610
Interest and debt expense, net . . . . . . . . . . . . . . . .    $   23,739    $ 24,613     $   48,929     $   49,748
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $   20,841    $ 20,522     $   40,755     $   24,281
Net income applicable to common stock. . . . . . . . . . . . .    $   18,000    $ 17,558     $   35,073     $   18,353
Earnings per share of common stock . . . . . . . . . . . . . .    $      .41    $    .40     $      .80     $      .42

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . .           168         154            169            152
    Average throughput margin per barrel . . . . . . . . . . .    $     6.43    $   7.25     $     5.49     $     6.08

  Natural gas/natural gas liquids:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . .         1,595       1,334          1,685          1,397
      Transportation . . . . . . . . . . . . . . . . . . . . .         1,914       1,399          1,670          1,384
        Total gas volumes. . . . . . . . . . . . . . . . . . .         3,509       2,733          3,355          2,781

    Average gas sales margin per Mcf . . . . . . . . . . . . .    $     .109    $   .150     $     .181     $     .155
    Average gas transportation fee per Mcf . . . . . . . . . .    $     .083    $   .097     $     .091     $     .097

    NGL plant production:
      Production volumes (Mbbls per day) . . . . . . . . . . .          79.5        82.8           79.2           84.1
      Average NGL market price per gallon. . . . . . . . . . .    $     .307    $   .266     $     .306     $     .264
      Average gas cost per Mcf . . . . . . . . . . . . . . . .    $     1.69    $   1.36     $     1.64     $     1.39
      Average NGL margin per gallon. . . . . . . . . . . . . .    $     .106    $   .087     $     .100     $     .082

Consolidated Results

     The Company reported net income of $20.8 million, or $.41 per share, for the second quarter of 1996 compared to $20.5 million, or $.40 per share, for the same period in 1995. For the first six months of 1996, net income was $40.8 million, or $.80 per share, compared to $24.3 million, or $.42 per share, for the first six months of 1995. During the second quarter, net income and earnings per share increased slightly as an increase in operating income from the Company's natural gas/natural gas liquids operations was mostly offset by a decrease in operating income from the Company's refining and marketing operations. During the year-to-date period, net income and earnings per share increased substantially due to a significant increase in natural gas/natural gas liquids operating income, partially offset by a decrease in refining and marketing operating income and increases in corporate expenses and income tax expense. The 1996 second quarter and year-to-date results were adversely affected by two power outages at the Refinery caused by external factors which reduced operating income by an estimated $12 million or approximately $.18 per share on an after-tax basis. See "Segment Results - Refining and Marketing" below.

     Operating revenues increased $376.9 million, or 49%, to $1.2 billion, and $796.5 million, or 54%, to $2.3 billion, during the second quarter and first six months of 1996, respectively, compared to the same periods in 1995 due to increases in operating revenues from both the Company's refining and marketing operations and natural gas/natural gas liquids operations. Operating income decreased $.5 million to $54.4 million during the second quarter of 1996 compared to the same period in 1995 as an increase in operating income from natural gas/natural gas liquids operations was more than offset by a decrease in operating income from refining and marketing operations and an increase in corporate expenses. Operating income increased $23.1 million, or 28%, to $106.7 million during the first six months of 1996 compared to the same period in 1995 due primarily to an increase in natural gas/natural gas liquids operating income, partially offset by a decrease in refining and marketing operating income and an increase in corporate expenses resulting from higher employee-related costs. Changes in operating revenues and operating income by business segment are explained below under "Segment Results."

      Equity in earnings of joint ventures decreased $2.6 million during the first six months of 1996 compared to the same period in 1995 due to a decrease in the Company's equity in earnings of Javelina resulting primarily from continued lower petrochemical
product prices and higher feedstock costs.   Partially offsetting
the decrease in equity in earnings of joint ventures in the year-to-date period was a $1.7 million increase in Other income, net, resulting primarily from income recognized in 1996 in connection with a minor investment in a natural gas development project.
Income tax expense increased $6.5 million to $21.1 million in the first six months of 1996 compared to the same period in 1995 due primarily to higher pre-tax income partially offset by the recognition in the 1996 period of certain income tax credits related to the natural gas development project noted above.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $191.6 million, or 40%, to $675 million during the second quarter of 1996 compared to the same period in 1995 due primarily to an increase in sales volumes resulting from increased trading and rack marketing activities and to a lesser extent from an increase in throughput volumes. Average daily throughput volumes increased 9% due to various unit improvements and enhancements made during 1995 and the nonrecurrence of certain unit turnarounds which were completed during the second quarter of 1995, partially offset by the effects of the two power outages at the Refinery during the second quarter of 1996 noted above.

     Operating income from the Company's refining and marketing operations decreased $4.4 million, or 10%, to $41.4 million during the second quarter of 1996 compared to the same period in 1995 due primarily to a 3% decrease in total throughput margins and an increase in operating expenses. Total throughput margins decreased due to a decrease in margins between conventional gasoline prices and crude oil, the effect of the two second quarter 1996 power outages noted above, lower oxygenate margins, and continued lower prices on sales of petrochemical feedstocks. These decreases in throughput margins were partially offset by increases resulting from higher average daily throughput volumes as discussed above, sales of inventoried refined products, improvement in feedstock discounts, and higher premiums on sales of CARB (California Air Resources Board) Phase II gasoline. The power outages occurred in the earlier part of the quarter when product prices and refining fundamentals were strong, while the decrease in conventional gasoline margins occurred primarily in the latter half of the quarter as a result of decreasing demand, both negatively affecting throughput margins. Discounts for the Company's feedstocks improved due to widening residual oil ("resid") discounts and improved results from the Company's price risk management activities. Operating expenses increased due primarily to higher variable costs resulting from increased throughput and costs associated with the methanol plant which commenced operations in the latter half of 1995.

     Operating revenues from the Company's refining and marketing operations increased $361.9 million, or 41%, to $1.25 billion during the first six months of 1996 compared to the same period in 1995 due primarily to an increase in trading and rack marketing sales volumes and an 11% increase in throughput volumes. Operating income decreased $4.3 million, or 7%, to $56.6 million during the first six months of 1996 compared to the same period in 1995 due to an increase in operating and other expenses, partially offset by a slight increase in total throughput margins. Increases in total throughput margins resulting from higher throughput volumes as noted above and higher margins on sales of oxygenates were mostly offset by the effect of the second quarter 1996 power outages discussed above, lower prices on sales of petrochemical feedstocks, and a decrease in conventional gasoline margins. Operating expenses increased due to the factors discussed above.

  Natural Gas/Natural Gas Liquids

     Operating revenues from the Company's natural gas/natural gas liquids operations increased $192.9 million, or 58%, to $523.1 million during the second quarter of 1996 compared to the same period in 1995 due primarily to a 37% increase in average natural gas sales prices and a 20% increase in daily natural gas sales volumes, primarily off-system sales. These increases were due to continued strong natural gas demand resulting from hot weather and lower industry-wide natural gas storage inventories during the 1996 period. Revenues were also impacted by an increase in NGL marketing activities.

     Operating income from the Company's natural gas/natural gas liquids operations increased $4.5 million, or 25%, to $22.7 million during the second quarter of 1996 compared to the same period in 1995 due primarily to an increase in margins on NGL production. Total margins on NGL production were higher due to a 15% increase in the average NGL sales price resulting from firm petrochemical and refining demand, historically low NGL inventory levels and strong crude oil prices, partially offset by an increase in natural gas fuel and shrinkage costs and a 4% decrease in NGL production volumes. The increase in fuel and shrinkage costs was limited by an approximate $6 million increase in benefits from price risk management activities which reduced such costs to below-market levels. NGL production volumes were down primarily due to the sale of the Company's two West Texas processing plants in August 1995, which more than offset production increases at the remaining plants resulting from the completion in 1995 of certain operational improvements and production enhancements. Increases in natural gas sales and transportation volumes were offset by lower unit margins due to continued intense industry-wide competition for market share.

     Operating revenues from the Company's natural gas/natural gas liquids operations increased $443.6 million, or 67%, to $1.1 billion during the first six months of 1996 compared to the same period in 1995 due primarily to a 46% increase in average natural gas sales prices and a 21% increase in daily natural gas sales volumes resulting from the factors noted above and the extreme cold winter weather during the 1996 first quarter, and to increased NGL marketing activities. Operating income from the Company's natural gas/natural gas liquids operations increased $30.2 million, or 76%, to $70.2 million during the first six months of 1996 compared to the same period in 1995 due primarily to an approximate $16 million increase in total gas sales margins, higher margins on NGL production of approximately $10 million and an approximate $3 million increase in natural gas transportation revenues. Total gas sales margins increased due to the significant increase in gas sales volumes and prices noted above and to an increased contribution of approximately
$8 million from price risk management activities, partially offset by reduced volumetric gains. Total margins on NGL production were higher due to a 16% increase in the average NGL sales price for the reasons described above and to an approximate $11 million increase in benefits from price risk management activities which limited the increase in natural gas fuel and shrinkage costs, partially offset by a 6% decrease in NGL production volumes. Natural gas transportation revenues increased due primarily to a 21% increase in transportation volumes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities increased $85.9 million during the first six months of 1996 compared to the same period in 1995 due primarily to the increase in income described above under "Results of Operations" and to the changes in current assets and current liabilities detailed in
Note 3 of Notes to Consolidated Financial Statements. Included in such changes was an increase in accounts payable in the 1996 period compared to a decrease in the 1995 period resulting, in part, from changes in refining inventories and changes related to refining, natural gas and NGL purchases. Refining inventories increased in the 1996 period in advance of a scheduled turnaround of the hydrodesulfurization unit which began in mid-July, while such inventories decreased in 1995 resulting from a decrease in volumes available under feedstock contracts and higher-than-normal refined product inventory levels at the end of 1994. Also included in such changes in current assets and current liabilities was a decrease in prepaid expenses and other resulting from lower balances of commodity deposits and deferrals at the end of the 1996 period. During the 1996 period, the Company utilized the cash provided by its operating activities, a portion of its existing cash balances, proceeds from dispositions of various nonessential properties, and proceeds from issuances of common stock related to the Company's employee benefit plans to fund capital expenditures, reduce bank debt, repay principal on certain outstanding nonbank debt including the Management Partnership's First Mortgage Notes, and pay common and preferred stock dividends.

     Energy currently maintains an unsecured $300 million revolving bank credit and letter of credit facility. As of June 30, 1996, Energy had approximately $276 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also has $140 million of uncommitted short-term bank credit lines and $170 million of uncommitted bank letter of credit facilities. As of June 30, 1996, $15.7 million was outstanding under these short-term bank lines, and letters of credit aggregating $20.5 million were issued and outstanding under these uncommitted letter of credit facilities. The Company was in compliance with all covenants contained in its various debt facilities as of June 30, 1996.

     During the first six months of 1996, the Company expended approximately $70 million for capital investments, primarily capital expenditures, $36 million of which related to refining and marketing operations while $31 million related to natural gas/natural gas liquids operations. For total year 1996, the Company currently expects to incur approximately $175 million for capital expenditures and deferred turnaround and catalyst costs.
In addition, the Company is reviewing the economics of accelerating a planned first quarter 1997 turnaround and catalyst change on its hydrocracker and reformer units, estimated to cost $10 million, into the fourth quarter of 1996. The Company has also entered into an operating lease commitment in connection with a xylene fractionation facility being constructed at the Refinery. The lease term is for a period of 33 months beginning from the date the facility is completed, currently estimated to be late 1996.

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. In January 1995, the Company suspended further investment in the Project pending the resolution of certain key issues. Since that time, the Project participants have engaged in negotiations among themselves and with potential additional participants to restructure the participants' ownership interests in Proesa and arrange funding for the Project. Proesa and the Project participants have also engaged in discussions with Petroleos Mexicanos, S.A. ("Pemex"), the Mexican state-owned oil company, to renegotiate the purchase and sales agreements between Proesa and Pemex. To date, little progress has been made in resolving financial and ownership structure issues, or in acquiring commitments from potential project participants, and
there can be no assurance that the Project will continue.   At
June 30, 1996, the Company had a total investment in the Project of approximately $16.5 million. If the Project is terminated, there can be no assurance that the Company's investment in the Project could be recovered. Proesa also has incurred additional obligations totaling approximately $11 million which have not been funded and has furnished a surety bond in connection with the plant's first year of operations under the existing MTBE sales agreement between Proesa and Pemex. Such bond is subject to being called upon by Pemex under certain conditions and, based on the exchange rate at July 31, 1996, has an insurable value of approximately $5.4 million. Proesa has no independent source of funding. Therefore, in the event of any cash requirements resulting from the above, Proesa would necessarily request additional funding from its owners.

     The Company has entered into a sublease agreement for unused space in its corporate headquarters office complex. The sublease has a primary term of 20 years, with the sublessee having an option to terminate the lease after 10 years. The sublessee is scheduled to occupy the premises in phases, with full occupancy currently expected in 1997.

     The Company believes it has sufficient funds from operations, and to the extent necessary, from the public and private capital markets and bank markets, to fund its ongoing operating requirements. The Company expects that it will raise additional funds from time to time through equity or debt financings; however, except for borrowings under bank credit agreements or debt securities that may be issued from time to time under the Company's $250 million shelf registration statement, the Company has no specific financing plans as of the date hereof.

     The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: market, political or other forces affecting the pricing and availability of resid and other refinery feedstocks, refined products, natural gas supplies or natural gas liquids; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity, particularly in the natural gas pipeline industry; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and adverse changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

    Alonso, et al. v. Fina Oil and Chemical Company, Forest Oil Corporation, Valero Energy Corporation, Valero Natural Gas Company, et al., 370th State District Court, Hidalgo County, Texas (filed May 17, 1995). In 1987, certain subsidiaries of the Company entered into a settlement agreement with Forest Oil Corporation ("Forest"), a natural gas producer, to resolve a take-or-pay dispute between the parties. In May 1995, certain mineral interest owners in South Texas brought a lawsuit against Forest and several other defendants, including the Company, asserting several claims in connection with an alleged underpayment of royalties, and alleging that the numerous "operator defendants" (excluding the Company) breached certain covenants and duties thereby depriving the plaintiffs of the full value of their royalty interests. The plaintiffs alleged that the Company conspired with Forest to deprive plaintiffs of royalties that they would have earned but for the settlement of the gas contract dispute. The plaintiffs, however, have nonsuited the Company, dismissing all claims against the Company.

    City of Edinburg v. Rio Grande Valley Gas Company, Valero Energy Corporation, Southern Union Company, et al., 92nd State District Court, Hidalgo County, Texas (filed August 31, 1995).
This lawsuit is based upon ordinances of the City of Edinburg, Texas (the "City") that granted franchises to Rio Grande Valley Gas Company ("RGV") and its predecessors allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Energy. On September 30, 1993, Energy sold the common stock of RGV to Southern Union Company ("Southern Union"). The City alleges that the defendants have used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV (now Southern Union) has not fully paid all franchise fees due the City. The City also alleges that the defendants have used the public property of the City without compensating the City for such use, and alleges conspiracy and alter ego claims involving all defendants. The City seeks alleged actual damages of $50 million and unspecified punitive damages related to amounts allegedly due under the RGV franchise, City ordinances and state law. In addition, the City of Pharr, Texas, filed an intervention seeking certification of a class, with itself as class representative, consisting of all cities served by franchise by Southern Union. On June 24, 1996, the court certified the class, approved a class notice, and severed the claims of the City of Pharr and the class from the original City of Edinburg lawsuit. In addition to appealing the class certification ruling, the defendants are seeking mandamus relief in the court of appeals for recusal or disqualification of the trial judge. On July 11, 1996, Southern Union filed a cross-claim against Energy, alleging, among other things, that Southern Union is entitled to indemnification under provisions of the purchase agreement between Energy and Southern Union. Southern Union also asserts claims related to a 1985 settlement among Energy, RGV and the Railroad Commission of Texas regarding certain pricing terms. Southern Union's claims include, among other things, damages for indemnification, breach of contract, negligent misrepresentation and fraud. The City of Edinburg lawsuit is set for trial
September 9, 1996.

    Mizel v. Valero Energy Corporation, Valero Natural Gas
Company, and Valero Natural Gas Partners, L.P., removed to the United States District Court for the Western District of Texas (originally filed May 1, 1995 in the United States District Court for the Southern District of California). This is a federal securities fraud lawsuit filed by a former owner of approximately 19,500 units of limited partnership interests of VNGP, L.P. Plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of the merger of VNGP, L.P. with a wholly owned subsidiary of the Company contained fraudulent misrepresentations. Plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the merger. The Company believes that plaintiff's claims have been settled and released by the prior class action settlement. The lawsuit is scheduled for trial on December 2, 1996. On July 26, 1996, the magistrate assigned to the case issued a memorandum recommending to the district court that the Company's motion for summary judgment be granted. If adopted by the district court, plaintiff's claims against the Company will be dismissed.

    Teco Pipeline Company v. Valero Energy Corporation, et al., 215th State District Court, Harris County, Texas (filed April 24,
1996). In 1985, Valero Transmission Company, a wholly owned subsidiary of Energy, sold a 50% undivided interest in its 340-mile West Texas pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated
February 28, 1985, with the purchaser of the interest. In 1988, plaintiff succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. Plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, and other claims, and seeks unquantified actual and punitive damages. The Company has filed a motion to stay the litigation and to compel arbitration pursuant to provisions of the 1985 agreements which require arbitration of disputes. The Company has also filed a counterclaim alleging that plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. The Company is seeking unquantified actual and punitive damages. A hearing is scheduled in September on the defendants' motion to compel arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held
April 30, 1996. Matters voted on at the meeting and the results thereof included (i) a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants (approved with 39,033,780 affirmative votes, 62,259 negative votes, and 90,254 abstentions); (ii) a proposal to approve the Company's Non-Employee Director Stock Option Plan (approved with
36,359,385 affirmative votes, 2,473,608 negative votes, and 353,301 abstentions), and (iii) a proposal to elect three Class I directors to serve until 1999: F. Joseph Becraft (approved with 38,693,980 affirmative votes, and 492,313 votes withheld), Ronald K. Calgaard (approved with 38,689,669 affirmative votes, and 496,624 votes withheld), and Susan Kaufman Purcell (approved with 38,692,289 affirmative votes, and 494,004 votes withheld).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

         11.1  Computation of Earnings Per Share.

         12.1  Computation of Ratio of Earnings to Fixed Charges.

         27.1* Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 1996).

         27.2* Restated Financial Data Schedule (reporting financial information as of and for the six months ended June 30, 1995).
__________

         * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of
           Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

         (b)  Reports on Form 8-K.

         (i) The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 1996.

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

                VALERO ENERGY CORPORATION
                     (Registrant)


                By:  /s/ Edward C. Benninger
                         Edward C. Benninger
                     Executive Vice President and Chief
                     Financial Officer
                     (Duly Authorized Officer and Principal
                     Financial and Accounting Officer)


Date:  August 14, 1996