Form 10-Q
period 1996-09-30
VALERO ENERGY CORP
filed 1996-11-05
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                    Yes    X            No

  Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 1, 1996.

                                              Number of
                                               Shares
                Title of Class               Outstanding

          Common Stock, $1 Par Value         44,010,989

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX

                                                              Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - September 30, 1996 and
    December 31, 1995. . . . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended and Nine Months Ended
    September 30, 1996 and 1995. . . . . . . . . . . . . . . .

  Consolidated Statements of Cash Flows - For the Nine
    Months Ended September 30, 1996 and 1995 . . . . . . . . .

  Notes to Consolidated Financial Statements . . . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . .

                               PART I - FINANCIAL INFORMATION
                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                               September 30,
                                                                   1996         December 31,
                                                                (Unaudited)         1995
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . .  $   14,055       $   28,054
  Cash held in debt service escrow . . . . . . . . . . . . . .      17,679           36,627
  Receivables, less allowance for doubtful accounts of
    $1,554 (1996) and $1,193 (1995). . . . . . . . . . . . . .     296,551          339,189
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     203,433          140,822
  Current deferred income tax assets . . . . . . . . . . . . .      21,278           29,530
  Prepaid expenses and other . . . . . . . . . . . . . . . . .      33,991           47,321
                                                                   586,987          621,543
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $52,839 (1996)
  and $37,472 (1995), at cost. . . . . . . . . . . . . . . . .   2,769,325        2,697,494
    Less:  Accumulated depreciation. . . . . . . . . . . . . .     687,572          622,123
                                                                 2,081,753        2,075,371

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . . . .      43,452           41,890

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . .     145,459          137,876

                                                                $2,857,651       $2,876,680

See Notes to Consolidated Financial Statements.

                               PART I - FINANCIAL INFORMATION
                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                                       September 30,
                                                                           1996         December 31,
                                                                        (Unaudited)         1995
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   63,000     $    -
  Current maturities of long-term debt . . . . . . . . . . . . . . . . .     72,341         81,964
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .    378,238        312,672
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,213         31,104
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .     40,204         42,542
                                                                            564,996        468,282

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . .    878,386      1,035,641

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .    282,937        276,013

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . .     52,510         56,031

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding 69,000 (1996 and 1995) shares. . . . . .      6,900          6,900

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1996 and 1995) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . .      3,450          3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 44,024,260 (1996) and 43,739,380 (1995) shares. . . . . . . .     44,024         43,739
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    537,806        530,177
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,982)       (11,318)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    496,204        467,943
  Treasury stock, 23,477 (1996) and 6,904 (1995) common shares,
     at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (580)          (178)
                                                                          1,071,922      1,033,813

                                                                         $2,857,651     $2,876,680

See Notes to Consolidated Financial Statements.

                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                           (Thousands of Dollars, Except Per Share Amounts)
                                              (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                            1996       1995         1996        1995

OPERATING REVENUES . . . . . . . . . . . . . . . . . .   $1,123,527  $803,670    $3,386,362  $2,270,027

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . .    1,039,844   699,525     3,103,646   1,997,448
  Selling and administrative expenses. . . . . . . . .       19,125    21,205        60,380      56,445
  Depreciation expense . . . . . . . . . . . . . . . .       24,533    25,159        75,640      74,733
    Total. . . . . . . . . . . . . . . . . . . . . . .    1,083,502   745,889     3,239,666   2,128,626

OPERATING INCOME . . . . . . . . . . . . . . . . . . .       40,025    57,781       146,696     141,401

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . . . .        1,350     1,272         2,171       4,671

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . .        2,030       550         5,322       2,160

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . .      (24,084)  (26,016)      (74,550)    (78,199)
  Capitalized. . . . . . . . . . . . . . . . . . . . .        1,525     1,843         3,062       4,278

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .       20,846    35,430        82,701      74,311

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .        7,700    12,800        28,800      27,400

NET INCOME . . . . . . . . . . . . . . . . . . . . . .       13,146    22,630        53,901      46,911
  Less:  Preferred stock dividend requirements . . . .        2,844     2,967         8,526       8,895

NET INCOME APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . . . . . . . .   $   10,302  $ 19,663    $   45,375  $   38,016

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .   $      .23  $    .45    $     1.03  $      .87

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (in thousands) . . . . . . . . . . . . .       43,984    43,682        43,878      43,633

DIVIDENDS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . . . . . . .   $      .13  $    .13    $      .39  $      .39

See Notes to Consolidated Financial Statements.

                         VALERO ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Thousands of Dollars)
                                         (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                 1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  53,901    $  46,911
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . .     75,640       74,733
      Amortization of deferred charges and other, net. . . . . . . . . . . .     24,242       23,742
      Changes in current assets and current liabilities. . . . . . . . . . .     47,495       19,837
      Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . .     17,500        3,300
      Equity in earnings in excess of distributions of joint ventures. . . .     (2,171)      (4,148)
      Changes in deferred items and other, net . . . . . . . . . . . . . . .    (10,130)     (10,158)
        Net cash provided by operating activities. . . . . . . . . . . . . .    206,477      154,217

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .    (90,114)     (99,828)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . . .    (23,952)     (35,228)
  Investment in and advances to joint ventures, net. . . . . . . . . . . . .      1,792         (372)
  Dispositions of property, plant and equipment. . . . . . . . . . . . . . .      6,728       13,840
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        767          230
    Net cash used in investing activities. . . . . . . . . . . . . . . . . .   (104,779)    (121,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt. . . . . . . . . . . . . . . . . . . . . . . .     63,000       25,000
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .      -           96,500
  Long-term debt reduction, net. . . . . . . . . . . . . . . . . . . . . . .   (165,143)    (138,857)
  Decrease in cash held in debt service escrow for principal . . . . . . . .      6,964        6,340
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .    (17,114)     (17,018)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . .     (8,526)      (8,892)
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . . .      5,122        1,129
    Net cash used in financing activities. . . . . . . . . . . . . . . . . .   (115,697)     (35,798)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (13,999)      (2,939)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,054       26,210

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  14,055    $  23,271

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

Note 2

   Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market with cost determined primarily under the last-in, first-out ("LIFO") method of inventory pricing. The excess of the replacement cost of such inventories over their LIFO values was approximately $34 million at September 30, 1996. Natural gas in underground storage, natural gas liquids ("NGLs") and materials and supplies are carried principally at weighted average cost not in excess of market.
Inventories as of September 30, 1996 and December 31, 1995 were as follows (in thousands):


                                                   September 30,    December 31,
                                                       1996            1995

     Refinery feedstocks . . . . . . . . . . . .    $ 64,349         $ 48,295
     Refined products and blendstocks. . . . . .      71,970           41,967
     Natural gas in underground storage. . . . .      39,563           31,156
     NGLs  . . . . . . . . . . . . . . . . . . .       4,273            3,280
     Materials and supplies. . . . . . . . . . .      23,278           16,124
                                                    $203,433         $140,822

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

                                                             Nine Months Ended
                                                                September 30,
                                                              1996        1995

     Cash held in debt service escrow for interest . . . .  $ 11,984    $ 12,673
     Receivables, net. . . . . . . . . . . . . . . . . . .    42,638       5,171
     Inventories . . . . . . . . . . . . . . . . . . . . .   (62,611)     12,874
     Prepaid expenses and other. . . . . . . . . . . . . .    13,330       6,467
     Accounts payable. . . . . . . . . . . . . . . . . . .    64,383     (16,867)
     Accrued interest. . . . . . . . . . . . . . . . . . .   (19,891)     (7,986)
     Other accrued expenses. . . . . . . . . . . . . . . .    (2,338)     (5,878)
     Income taxes payable. . . . . . . . . . . . . . . . .     -          13,383
        Total. . . . . . . . . . . . . . . . . . . . . . .  $ 47,495    $ 19,837

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1996        1995

     Interest (net of amount capitalized of $3,062 (1996)
        and $4,278 (1995)) . . . . . . . . . . . . . . . . . .  $90,898     $80,401
     Income taxes. . . . . . . . . . . . . . . . . . . . . . .   10,746       9,813

Note 4

   Litigation and Contingencies

    The Company and Southern Union Company ("Southern Union") are defendants in a lawsuit brought by the City of Edinburg, Texas (the "City") regarding certain ordinances of the City that granted franchises to Rio Grande Valley Gas Company ("RGV") and its predecessors allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Energy. On September 30, 1993, Energy sold the common stock of RGV to Southern Union. The City alleges that the defendants have used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV (now Southern Union) has not fully paid all franchise fees due the City. The City also alleges that the defendants have used the public property of the City without compensating the City for such use, and alleges conspiracy and alter ego claims involving all defendants. The City seeks alleged actual damages of $50 million and unspecified punitive damages related to amounts allegedly due under the RGV franchise, City ordinances and state law. In addition, the City of Pharr, Texas, filed an intervention seeking certification of a class, with itself as class representative, consisting of all cities served by franchise by Southern Union. On June 24, 1996, the court certified the class, approved a class notice, and severed the claims of the City of Pharr and the class from the original City of Edinburg lawsuit. The defendants have appealed the class certification ruling. The court of appeals granted the defendants' request for disqualification of the trial judge, and a new trial judge has been assigned to the case. On July 11, 1996, Southern Union filed a cross-claim against Energy, alleging, among other things, that Southern Union is entitled to indemnification under provisions of the purchase agreement between Energy and Southern Union. Southern Union also asserts claims related to a 1985 settlement among Energy, RGV and the Railroad Commission of Texas regarding certain pricing terms. Southern Union's claims include, among other things, damages for indemnification, breach of contract, negligent misrepresentation and fraud.

    Energy and certain of its subsidiaries have been sued by Teco Pipeline Company ("Teco") regarding the operation of the Company's 340-mile West Texas pipeline. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, and other claims, and seeks unquantified actual and punitive damages. The Company's motion to compel arbitration was denied. The Company has also filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. The Company is seeking unquantified actual and punitive damages.

    Approximately 15 lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The Company is a defendant in 10 of these lawsuits. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

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

    A federal securities fraud lawsuit was filed against Energy and certain of its subsidiaries by a former owner of approximately 19,500 units of limited partnership interests of Valero Natural Gas Partners, L.P. ("VNGP, L.P."). The plaintiff alleges that the proxy statement used in connection with the solicitation of votes for approval of a merger (the "Merger") of the Company and VNGP, L.P. contained fraudulent misrepresentations. The plaintiff also alleges breach of fiduciary duty in connection with the merger transaction. The subject matter of this lawsuit was the subject matter of a prior Delaware class action lawsuit which was settled prior to consummation of the Merger. The Company believes that the plaintiff's claims have been settled and released by the prior class action settlement. On July 26, 1996, the magistrate assigned to the case issued a memorandum to the district court recommending approval of the Company's motion for summary judgment. If adopted by the district court, the plaintiff's claims against the Company will be dismissed. The lawsuit is scheduled for trial on December 2, 1996.

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

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following are the Company's financial and operating highlights for the three months ended and nine months ended
September 30, 1996 and 1995. The 1995 amounts of operating revenues and operating income (loss) by segment and certain natural gas/natural gas liquids operating statistics have been restated to conform to the 1996 presentation. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1996          1995           1996           1995

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . .    $  678,045      $498,492     $1,927,546     $1,386,102
  Natural gas/natural gas liquids. . . . . . . . . . . . .       504,359       338,021      1,605,342        995,386
  Intersegment eliminations. . . . . . . . . . . . . . . .       (58,877)      (32,843)      (146,526)      (111,461)
    Total. . . . . . . . . . . . . . . . . . . . . . . . .    $1,123,527      $803,670     $3,386,362     $2,270,027

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . .    $   27,336      $ 47,688     $   83,925     $  108,591
  Natural gas/natural gas liquids. . . . . . . . . . . . .        21,811        19,956         91,989         59,886
  Corporate general and administrative expenses. . . . . .        (9,122)       (9,863)       (29,218)       (27,076)
      Total. . . . . . . . . . . . . . . . . . . . . . . .    $   40,025      $ 57,781     $  146,696     $  141,401

Equity in earnings of joint ventures . . . . . . . . . . .    $    1,350      $  1,272     $    2,171     $    4,671
Other income, net. . . . . . . . . . . . . . . . . . . . .    $    2,030      $    550     $    5,322     $    2,160
Interest and debt expense, net . . . . . . . . . . . . . .    $   22,559      $ 24,173     $   71,488     $   73,921
Net income . . . . . . . . . . . . . . . . . . . . . . . .    $   13,146      $ 22,630     $   53,901     $   46,911
Net income applicable to common stock. . . . . . . . . . .    $   10,302      $ 19,663     $   45,375     $   38,016
Earnings per share of common stock . . . . . . . . . . . .    $      .23      $    .45     $     1.03     $      .87

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . .           169           168            169            157
    Average throughput margin per barrel . . . . . . . . .    $     5.10      $   6.64     $     5.36     $     6.28

  Natural gas/natural gas liquids:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . .         1,521         1,405          1,630          1,400
      Transportation . . . . . . . . . . . . . . . . . . .         1,894         1,521          1,745          1,430
        Total gas volumes. . . . . . . . . . . . . . . . .         3,415         2,926          3,375          2,830

    Average gas sales margin per Mcf . . . . . . . . . . .    $     .053      $   .158     $     .141     $     .156
    Average gas transportation fee per Mcf . . . . . . . .    $     .090      $   .089     $     .090     $     .094

    NGL plant production:
      Production volumes (Mbbls per day) . . . . . . . . .          81.0          76.7           79.8           81.6
      Average NGL market price per gallon. . . . . . . . .    $     .349      $   .244     $     .320     $     .258
      Average gas cost per Mcf . . . . . . . . . . . . . .    $     1.92      $   1.28     $     1.73     $     1.35
      Average NGL margin per gallon. . . . . . . . . . . .    $     .113      $   .077     $     .104     $     .081

Consolidated Results

     The Company reported net income of $13.1 million, or $.23 per share, for the third quarter of 1996 compared to $22.6 million, or $.45 per share, for the same period in 1995. For the first nine months of 1996, net income was $53.9 million, or $1.03 per share, compared to $46.9 million, or $.87 per share, for the first nine months of 1995. Net income and earnings per share decreased for the quarter due primarily to a substantial decrease in operating income from the Company's refining and marketing operations. During the year-to-date period, net income and earnings per share increased due primarily to a significant increase in natural gas/natural gas liquids operating income, the majority of which occurred in the 1996 first quarter, partially offset by a decrease in refining and marketing operating income in the 1996 second and third quarters.

     Operating revenues increased $319.8 million, or 40%, to $1.1 billion, and $1.1 billion, or 49%, to $3.4 billion, during the third quarter and first nine months of 1996, respectively, compared to the same periods in 1995 due to increases in operating revenues from both the Company's refining and marketing operations and natural gas/natural gas liquids operations. Operating income decreased $17.8 million, or 31%, to $40 million during the third quarter of 1996 compared to the same period in 1995 due to the substantial decrease in operating income from refining and marketing operations noted above, partially offset by an increase in operating income from natural gas/natural gas liquids operations and a slight decrease in corporate expenses. Operating income increased $5.3 million, however, during the first nine months of 1996 compared to the same period in 1995, from $141.4 million to $146.7 million, as an increase in natural gas/natural gas liquids operating income more than offset a decrease in refining and marketing operating income and an increase in corporate expenses resulting primarily from higher employee-related costs. Changes in operating revenues and operating income by business segment are explained below under "Segment Results."

      Equity in earnings of joint ventures decreased $2.5 million during the first nine months of 1996 compared to the same period in 1995 due to a decrease in the Company's equity in earnings of Javelina resulting primarily from lower petrochemical product prices and higher feedstock costs. Other income, net, increased $3.1 million in the year-to-date period resulting primarily from income recognized in 1996 on a one-time basis in connection with a minor investment in a natural gas development project. Net interest and debt expense decreased $2.4 million to $71.5 million during the first nine months of 1996 compared to the same period in 1995 due primarily to a decrease in bank borrowings and paydowns of certain outstanding nonbank debt, partially offset by the issuance of medium-term notes in the first half of 1995. Income tax expense increased $1.4 million in the first nine months of 1996 compared to the same period in 1995 due primarily to higher pre-tax income partially offset by the recognition in the 1996 period of certain income tax credits related to the natural gas development project noted above.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $179.5 million, or 36%, to $678 million during the third quarter of 1996 compared to the same period in 1995 due primarily to a 22% increase in the average sales price per barrel, and to an increase in sales volumes resulting from increased trading and rack marketing activities. The average sales price per barrel increased due primarily to higher gasoline prices which followed increasing crude oil prices. Average daily throughput volumes were flat during the third quarter of 1996 compared to the same period in 1995 as increases resulting from various unit improvements and enhancements made during 1995 were offset primarily by the effects of scheduled maintenance turnarounds on the hydrodesulfurization ("HDS") and MTBE units completed during the third quarter of 1996. During the MTBE turnaround, the capacity of the MTBE plant was increased by 1,500 barrels per day ("BPD") to a total of 17,000 BPD.

     Operating income from the Company's refining and marketing operations decreased $20.4 million, or 43%, to $27.3 million during the third quarter of 1996 compared to the same period in 1995 due primarily to a 23% decrease in total throughput margins. Total throughput margins were lower due to a decrease in margins between conventional gasoline and crude oil, the effect of the two third quarter 1996 maintenance turnarounds noted above, and lower oxygenate margins resulting from higher feedstock costs. These decreases in throughput margins were partially offset by an improvement in residual oil ("resid") discounts resulting from the above noted increase in crude oil prices.

     Operating revenues from the Company's refining and marketing operations increased $541.4 million, or 39%, to $1.9 billion during the first nine months of 1996 compared to the same period in 1995 due primarily to an increase in trading and rack marketing sales volumes, an 8% increase in throughput volumes, and a 9% increase in the average sales price per barrel. Operating income decreased $24.7 million, or 23%, to $83.9 million during the first nine months of 1996 compared to the first nine months of 1995 due primarily to a decrease in total throughput margins (including the adverse effect of two second quarter 1996 power outages at the Refinery), and an increase in operating expenses resulting from costs associated with the methanol plant which was placed in service in late August 1995.

  Natural Gas/Natural Gas Liquids

     Operating revenues from the Company's natural gas/natural gas liquids operations increased $166.4 million, or 49%, to $504.4 million during the third quarter of 1996 compared to the same period in 1995. This was due primarily to a 34% increase in average natural gas sales prices, a 43% increase in average NGL market prices, and increases in daily natural gas sales volumes, primarily off-system sales, and NGL sales volumes. Natural gas sales prices and volumes were higher due to increased demand for natural gas during the 1996 period to replenish low industry-wide natural gas storage inventories. NGL market prices increased as a result of continued firm petrochemical and refining demand, historically low NGL inventory levels and strong crude oil and refined product prices. NGL sales volumes were higher due to increased NGL marketing activities and a 6% increase in NGL production volumes.

     Operating income from the Company's natural gas/natural gas liquids operations increased $1.8 million, or 9%, to $21.8 million during the third quarter of 1996 compared to the same period in 1995 as an increase in margins on NGL production and higher natural gas transportation revenues more than offset significantly lower natural gas sales margins. Total margins on NGL production were higher due to the substantial increase in average NGL market prices and increase in NGL production volumes noted above, partially offset by an increase in natural gas fuel and shrinkage costs net of benefits from price risk management activities which reduced such costs to below-market levels. NGL production volumes were higher due to production increases at various plants resulting from the completion in 1995 of certain operational improvements and production enhancements which more than offset the sale of the Company's two West Texas processing plants in August 1995. Natural gas transportation revenues were higher due primarily to a 25% increase in transportation volumes resulting from increased marketing activities. Total natural gas sales margins were lower due primarily to price volatility resulting from unusually soft weather-related demand in the Company's core markets during the latter half of the current quarter, and to decreased results from price risk management activities.

     Operating revenues from the Company's natural gas/natural gas liquids operations increased $609.9 million, or 61%, to $1.6 billion during the first nine months of 1996 compared to the same period in 1995 due primarily to a 43% increase in average natural gas sales prices and a 16% increase in daily natural gas sales volumes resulting from the factors noted above and the extreme cold winter weather during the 1996 first quarter. Operating revenues also increased due to a 24% increase in average NGL market prices and increased NGL sales volumes from marketing activities. Operating income from the Company's natural gas/natural gas liquids operations increased $32.1 million, or 54%, to $92 million during the first nine months of 1996 compared to the same period in 1995 due primarily to higher margins on NGL production and to a lesser extent to increases in natural gas transportation revenues and total gas sales margins. Total margins on NGL production were higher due to a 24% increase in the average NGL market price for the reasons described above and to an approximate $15 million increase in benefits from price risk management activities which limited the increase in natural gas fuel and shrinkage costs. Natural gas transportation revenues increased due primarily to a 22% increase in transportation volumes as explained above. Total gas sales margins increased slightly as the significant margin increase during the first quarter resulting from the extreme cold winter weather during the 1996 period and increased benefits from price risk management activities was offset to a large extent by the third quarter decrease in margins described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities increased $52.3 million during the first nine months of 1996 compared to the same period in 1995 due primarily to the increase in income described above under "Results of Operations" and to the changes in current assets and current liabilities detailed in Note 3 of Notes to Consolidated Financial Statements. During the 1996 period, the Company utilized the cash provided by its operating activities, a portion of its existing cash balances, proceeds from dispositions of various nonessential properties, and proceeds from issuances of common stock related to the Company's employee benefit plans to fund capital expenditures and deferred turnaround and catalyst costs, reduce bank debt, repay principal on certain outstanding nonbank debt, and pay common and preferred stock dividends.

     Energy currently maintains an unsecured $300 million revolving bank credit and letter of credit facility. As of September 30, 1996, Energy had approximately $270 million available under this committed bank credit facility for additional borrowings and letters of credit. Energy also has $130 million of uncommitted short-term bank credit lines and $170 million of uncommitted bank letter of credit facilities, of which $67 million and $130 million, respectively, were available as of September 30, 1996 for additional borrowings and letters of credit. The Company was in compliance with all covenants contained in its various debt facilities as of September 30, 1996.

     During the first nine months of 1996, the Company expended approximately $114 million for capital investments, including capital expenditures and deferred turnaround and catalyst costs, $65 million of which related to refining and marketing operations while $45 million related to natural gas/natural gas liquids operations. For total year 1996, the Company currently expects to incur approximately $180 million for capital expenditures and deferred turnaround and catalyst costs. Such amount includes approximately $10 million for a fourth quarter 1996 turnaround and catalyst change on the Company's hydrocracker and reformer units previously scheduled for the first quarter of 1997. The Company has also entered into an operating lease commitment in connection with a xylene fractionation facility being constructed at the Refinery. The lease term is for a period of 33 months beginning from the date the facility is completed, currently estimated to be late 1996.

     The Company currently owns a 35% interest in Productos Ecologicos, S.A. de C.V. ("Proesa"), a Mexican corporation which is involved in a project (the "Project") to design, construct and operate a plant in Mexico to produce MTBE. In January 1995, the Company suspended further investment in the Project pending the resolution of certain key issues. Since that time, the Project participants have engaged in negotiations among themselves and with potential additional participants to restructure the participants' ownership interests in Proesa and arrange funding for the Project. Proesa and the Project participants have also engaged in discussions with Petroleos Mexicanos, S.A. ("Pemex"), the Mexican state-owned oil company, to renegotiate the purchase and sales agreements between Proesa and Pemex. To date, little progress has been made in resolving financial and ownership structure issues, or in acquiring commitments from potential Project participants, and
there can be no assurance that the Project will continue.   At
September 30, 1996, the Company had a total investment in the Project of approximately $16.5 million. If the Project is terminated, there can be no assurance that the Company's investment in the Project could be recovered. Proesa also has incurred additional obligations totaling approximately $11 million which have not been funded and has furnished a surety bond in connection with the plant's first year of operations under the existing MTBE sales agreement between Proesa and Pemex. Such bond is subject to being called upon by Pemex under certain conditions and, based on the exchange rate at October 31, 1996, has an insurable value of approximately $5.2 million. Proesa has no independent source of funding. Therefore, in the event of any cash requirements resulting from the above, Proesa would necessarily request additional funding from its owners.

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



     The foregoing discussion contains certain estimates, predictions, projections and other "forward- looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's resid feedstock arrangements described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K") as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks, refined products, natural gas supplies or natural gas liquids; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity, particularly in the natural gas pipeline industry; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; adverse rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and adverse changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the 1995 Form 10-K. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

 11.1      Computation of Earnings Per Share.

 12.1      Computation of Ratio of Earnings to Fixed Charges.

 27.1* Financial Data Schedule (reporting financial information as of and for the nine months ended
           September 30, 1996).

 27.2*     Restated Financial Data Schedule (reporting
           financial information as of and for the nine months
           ended September 30, 1995).
__________

    * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of
      Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and
      Section 401 of Regulation S-T.

 (b)  Reports on Form 8-K.

 (i) The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1996.

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

Date: November 5, 1996