Form 10-K405/A
period 1996-12-31
VALERO ENERGY CORP
filed 1997-05-13
CIK 21271

FORM 10-K/A
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


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

NET INCOME . . . . . . . . . . . . . . . . .  $   72,701     $   59,838       $   17,282<F3> $   36,424    $   83,919
  Less:  Preferred stock dividend
         requirements. . . . . . . . . . . .      11,327         11,818            9,490          1,262         1,475
NET INCOME APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . . .  $   61,374     $   48,020       $    7,792<F3> $   35,162    $   82,444

EARNINGS PER SHARE OF
  COMMON STOCK . . . . . . . . . . . . . . .  $     1.40     $     1.10       $      .18<F3> $      .82    $     1.94

TOTAL ASSETS . . . . . . . . . . . . . . . .  $3,134,774<F3> $2,861,880<F3>   $2,816,558<F3> $1,764,437    $1,759,100

LONG-TERM OBLIGATIONS AND
  REDEEMABLE PREFERRED STOCK . . . . . . . .  $  869,450     $1,042,541       $1,034,470     $  499,421    $  497,308

DIVIDENDS PER SHARE OF COMMON
  STOCK. . . . . . . . . . . . . . . . . . .  $      .52     $      .52       $      .52     $      .46    $      .42

<F1> Reflects the consolidation of the Partnership as of May 31, 1994.
<F2> Revised to include revenues from certain refining and marketing trading activities previously classified as a reduction of cost of sales.
<F3> Restated to reflect the effects of a prior period adjustment resulting in a charge to 1994 income for an acquisition expense accrual originally charged to property, plant and equipment.  See "Restatement of
     Financial Information" in Note 1 of Notes to Consolidated Financial Statements.

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

                                                                                    Year Ended December 31,
                                                                               1996           1995           1994
OPERATING REVENUES:
  Refining and marketing <F1>. . . . . . . . . . . . . . . . . . . . . . .  $2,757,801     $1,950,657     $1,090,368
  Natural gas related services <F2>. . . . . . . . . . . . . . . . . . . .   2,445,504      1,396,468        784,287
  Other <F2> . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123            126         42,639
  Intersegment eliminations <F2> . . . . . . . . . . . . . . . . . . . . .    (212,747)      (149,379)       (79,854)
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,990,681     $3,197,872     $1,837,440

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . . .  $  110,046     $  141,512     $   78,660
  Natural gas related services <F2>. . . . . . . . . . . . . . . . . . . .     132,178         83,180         61,944
  Corporate general and administrative expenses and other, net <F2>. . . .     (41,315)       (35,901)       (14,679)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  200,909     $  188,791     $  125,925

Equity in earnings (losses) of and income from:
  Valero Natural Gas Partners, L.P. <F3> . . . . . . . . . . . . . . . . .  $     -        $     -        $  (10,698)
  Joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,899     $    4,827     $    2,437
Loss on investment in Proesa joint venture . . . . . . . . . . . . . . . .  $  (19,549)    $     -        $     -
(Provision for) reversal of acquisition expense accrual <F5> . . . . . . .  $   18,698     $   (2,506)    $  (16,192)
Other income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,921     $    5,248     $    3,431
Interest and debt expense, net . . . . . . . . . . . . . . . . . . . . . .  $  (95,177)    $ (101,222)    $  (76,921)
Net income <F5>. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   72,701     $   59,838     $   17,282
Net income applicable to common stock <F5> . . . . . . . . . . . . . . . .  $   61,374     $   48,020     $    7,792
Earnings per share of common stock <F5>. . . . . . . . . . . . . . . . . .  $     1.40     $     1.10     $      .18

PRO FORMA OPERATING INCOME (LOSS) <F4>:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . . . . . .  $  110,046     $  141,512     $   78,660
  Natural gas related services . . . . . . . . . . . . . . . . . . . . . .     132,178         83,180         69,769
  Corporate general and administrative expenses and other, net . . . . . .     (41,315)       (35,901)       (22,486)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  200,909     $  188,791     $  125,943

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . . . . . .         170            160            146
    Average throughput margin per barrel . . . . . . . . . . . . . . . . .  $     5.29     $     6.25     $     5.36
    Sales volumes (Mbbls per day) <F1> . . . . . . . . . . . . . . . . . .         291            231            140

  Natural gas related services <F4>:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,693          1,429          1,139
      Transportation . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,665          1,430          1,398
        Total gas volumes. . . . . . . . . . . . . . . . . . . . . . . . .       3,358          2,859          2,537

    Average gas sales margin per Mcf . . . . . . . . . . . . . . . . . . .  $     .146     $     .162     $     .184
    Average gas transportation fee per Mcf . . . . . . . . . . . . . . . .  $     .089     $     .094     $     .102

    NGL plant production:
      Production volumes (Mbbls per day) . . . . . . . . . . . . . . . . .        80.9           80.3           79.5
      Average NGL market price per gallon. . . . . . . . . . . . . . . . .  $     .354     $     .258     $     .265
      Average gas cost per Mcf . . . . . . . . . . . . . . . . . . . . . .  $     1.93     $     1.40     $     1.75
      Average NGL margin per gallon. . . . . . . . . . . . . . . . . . . .  $     .103     $     .080     $     .076

<F1> Revised for 1995 to include revenues and associated volumes related to certain refining and marketing trading activities previously classified as a reduction of cost of sales.
<F2> Reflects the consolidation of the Partnership commencing June 1, 1994.
<F3> Represents the Company's approximate 49% effective equity interest in the operations of the Partnership and interest income on certain capital lease transactions with the Partnership for the period prior to June 1, 1994.
<F4> Operating income (loss) presented herein for 1994 represents pro forma amounts that reflect the consolidation of the Partnership with Energy for all of such year.  Operating statistics for the natural gas related services segment for 1994 represent pro forma statistics that reflect such consolidation.
<F5> Restated for 1994 to reflect the effects of a prior period adjustment resulting in a charge to income for an acquisition expense accrual originally charged to property, plant and equipment.  See "Restatement of
     Financial Information" in Note 1 of Notes to Consolidated Financial Statements.

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

     During the fourth quarter of 1996, the Company wrote off its investment in its joint venture project to design, construct and operate a plant in Mexico to produce methyl tertiary butyl ether ("MTBE") and accrued an estimate of additional liabilities associated with such investment resulting in a loss of $19.5 million (see Note 7 of Notes to Consolidated Financial Statements). Also in the fourth quarter of 1996, the Company recorded $16.6 million of income representing the reversal of the excess portion of an accrual established in May 1994 to cover expected costs related to the Company's acquisition of the publicly held units of VNGP, L.P. Net interest and debt expense decreased $6 million to $95.2 million during 1996 compared to 1995 due primarily to a decrease in bank borrowings and paydowns of certain outstanding nonbank debt, partially offset by the issuance of medium-term notes ("Medium-Term Notes") in the first half of 1995 (see "Liquidity and Capital Resources"). Income tax expense increased $5.7 million in 1996 compared to 1995 due primarily to higher pre-tax income.

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

1995 COMPARED TO 1994

  Consolidated Results

     The Company reported net income of $59.8 million, or $1.10 per share, for the year ended December 31, 1995 compared to $17.3 million, or $.18 per share, for the year ended December 31, 1994. For the fourth quarter of 1995, net income was $12.9 million, or $.23 per share, compared to net income of $3.9 million, or $.02 per share, for the fourth quarter of 1994.
Net income and earnings per share increased during 1995 compared to 1994 due primarily to a significant increase in operating income from the Company's refining and marketing operations, improved operating results from the Company's natural gas related services business, including the effect of the May 31, 1994 merger of VNGP, L.P. with Energy, and the nonrecurring recognition in expense in 1994 of an accrual for loss contingencies recorded in connection with the merger of VNGP, L.P. with Energy. The increases in net income and earnings per share resulting from these factors were partially offset by increases in corporate expenses, net interest expense and income tax expense and the nonrecurring recognition in income in 1994 of deferred management fees resulting from the VNGP, L.P. merger. The increase in earnings per share was also partially offset by an increase in preferred stock dividend requirements resulting from the issuance in March 1994 of 3.45 million shares of Energy's $3.125 Convertible Preferred Stock. See Note 9 of Notes to Consolidated Financial Statements.

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

     Net interest and debt expense increased $24.3 million to $101.2 million during 1995 compared to 1994 due primarily to the inclusion of Partnership interest expense in all of 1995 versus only the months of June through December in 1994, and to a lesser extent to the issuance of Medium-Term Notes in December 1994 and the first half of 1995. Income tax expense increased $24.6 million to $35.3 million in 1995 compared to 1994 due primarily to higher pre-tax income.

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

     As explained in Note 1 to the financial statements, the Company has restated its consolidated balance sheets as of December 31, 1996 and 1995, its consolidated statements of common stock and other stockholders' equity for each of the three years in the period ended December 31, 1996, and its consolidated statements of income and cash flows for the year ended December 31, 1994, to change the accounting for a contingency which was recorded in conjunction with the acquisition of Valero Natural Gas Partners, L.P. in May of 1994.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

San Antonio, Texas
February 14, 1997 (except with respect to the matters discussed in Notes 1, 2 and 3, as to which the date is May 9, 1997)

                              VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                        (Thousands of Dollars)
                                                                                         December 31,
                                     A S S E T S                                      1996           1995
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . . . . . . . . . . . .     $   19,847     $   28,054
  Cash held in debt service escrow . . . . . . . . . . . . . . . . . . . . . .         37,746         36,627
  Receivables, less allowance for doubtful accounts of $1,624 (1996) and
    $1,193 (1995). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        566,088        339,189
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212,134        140,822
  Current deferred income tax assets . . . . . . . . . . . . . . . . . . . . .         22,408         29,530
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .         29,946         47,321
                                                                                      888,169        621,543
PROPERTY, PLANT AND EQUIPMENT - including construction in
  progress of $45,824 (1996) and $37,472 (1995), at cost . . . . . . . . . . .      2,787,431      2,682,694
    Less:  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .        708,352        622,123
                                                                                    2,079,079      2,060,571

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . . . . . . . . . . . .         29,192         41,890

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .        138,334        137,876
                                                                                   $3,134,774     $2,861,880
   L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   82,000     $     -
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .         72,341         81,964
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        661,273        312,672
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,082         31,104
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,458         42,542
                                                                                      875,154        468,282

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . . . .        868,300      1,035,641

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        279,938        270,813

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . .         34,407         56,031

REDEEMABLE PREFERRED STOCK, SERIES A, issued 1,150,000 shares,
  outstanding 11,500 (1996) and 69,000 (1995) shares . . . . . . . . . . . . .          1,150          6,900

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1996 and 1995) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . . . . .          3,450          3,450
  Common stock, $1 par value - 75,000,000 shares authorized; issued
      44,185,513 (1996) and 43,739,380 (1995) shares . . . . . . . . . . . . .         44,186         43,739
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .        540,133        530,177
  Unearned Valero Employees' Stock Ownership Plan Compensation . . . . . . . .         (8,783)       (11,318)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        496,839        458,343
  Treasury stock, -0- (1996) and 6,904 (1995) common shares, at cost . . . . .         -                (178)
                                                                                    1,075,825      1,024,213
                                                                                   $3,134,774     $2,861,880

See Notes to Consolidated Financial Statements.


                              VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                           (Thousands of Dollars, Except Per Share Amounts)



                                                                  Year Ended December 31,
                                                             1996           1995           1994

OPERATING REVENUES . . . . . . . . . . . . . . . . . .    $4,990,681     $3,197,872     $1,837,440

COSTS AND EXPENSES:
   Cost of sales and operating expenses. . . . . . . .     4,606,320      2,830,636      1,561,225
   Selling and administrative expenses . . . . . . . .        81,665         78,120         66,258
   Depreciation expense. . . . . . . . . . . . . . . .       101,787        100,325         84,032
     Total . . . . . . . . . . . . . . . . . . . . . .     4,789,772      3,009,081      1,711,515

OPERATING INCOME . . . . . . . . . . . . . . . . . . .       200,909        188,791        125,925

EQUITY IN EARNINGS (LOSSES) OF AND INCOME FROM:
   Valero Natural Gas Partners, L.P. . . . . . . . . .          -              -           (10,698)
   Joint ventures. . . . . . . . . . . . . . . . . . .         3,899          4,827          2,437

LOSS ON INVESTMENT IN PROESA JOINT VENTURE . . . . . .       (19,549)          -              -

(PROVISION FOR) REVERSAL OF ACQUISITION EXPENSE ACCRUAL       18,698         (2,506)       (16,192)

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . .         4,921          5,248          3,431

INTEREST AND DEBT EXPENSE:
   Incurred. . . . . . . . . . . . . . . . . . . . . .       (99,505)      (105,921)       (79,286)
   Capitalized . . . . . . . . . . . . . . . . . . . .         4,328          4,699          2,365

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .       113,701         95,138         27,982

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . .        41,000         35,300         10,700

NET INCOME . . . . . . . . . . . . . . . . . . . . . .        72,701         59,838         17,282
   Less:  Preferred stock dividend requirements. . . .        11,327         11,818          9,490

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . .    $   61,374     $   48,020     $    7,792

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . .    $     1.40     $     1.10     $      .18

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (in thousands). . . . . . . . . . . . .        43,926         43,652         43,370

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . .    $      .52     $      .52     $      .52

See Notes to Consolidated Financial Statements.


                                        VALERO ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                  (Thousands of Dollars)



                             Convertible
                              Preferred    Number of      Common     Additional     Unearned
                                Stock       Common         Stock      Paid-in         VESOP      Retained    Treasury
                               $1 Par       Shares        $1 Par      Capital     Compensation   Earnings     Stock

BALANCE, December 31, 1993 . .  $ -        43,391,685     $43,392     $371,303      $(15,958)    $446,931    $(3,371)
  Net income . . . . . . . . .    -              -           -            -             -          17,282       -
  Dividends on Series A
    Preferred Stock. . . . . .    -              -           -            -             -          (1,173)      -
  Dividends on Convertible
    Preferred Stock. . . . . .    -              -           -            -             -          (7,427)      -
  Dividends on Common Stock. .    -              -           -            -             -         (22,554)      -
  Issuance of Convertible
    Preferred Stock, net . . .   3,450           -           -         164,428          -            -          -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . .    -              -           -            -            2,252         -          -
  Shares repurchased and
    shares issued pursuant
    to employee stock plans
    and other. . . . . . . . .    -            72,184          72          882          -            -         3,371

BALANCE, December 31, 1994 . .   3,450     43,463,869      43,464      536,613       (13,706)     433,059       -
  Net income . . . . . . . . .    -              -           -            -             -          59,838       -
  Dividends on Series A
    Preferred Stock. . . . . .    -              -           -            -             -          (1,075)      -
  Dividends on Convertible
    Preferred Stock. . . . . .    -              -           -            -             -         (10,781)      -
  Dividends on Common Stock. .    -              -           -            -             -         (22,698)      -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . .    -              -           -            -            2,388         -          -
  Deficiency payment tax
    effect . . . . . . . . . .    -              -           -          (9,106)         -            -          -
  Shares repurchased and
    shares issued pursuant
    to employee stock plans
    and other. . . . . . . . .    -           275,511         275        2,670          -            -          (178)

BALANCE, December 31, 1995 . .   3,450     43,739,380      43,739      530,177       (11,318)     458,343       (178)
  Net income . . . . . . . . .    -              -           -            -             -          72,701      -
  Dividends on Series A
    Preferred Stock. . . . . .    -              -           -            -             -            (587)     -
  Dividends on Convertible
    Preferred Stock. . . . . .    -              -           -            -             -         (10,781)     -
  Dividends on Common Stock. .    -              -           -            -             -         (22,837)     -
  Unearned Valero Employees'
    Stock Ownership Plan
    compensation . . . . . . .    -              -           -            -            2,535         -         -
  Shares repurchased and
    shares issued pursuant
    to employee stock plans
    and other. . . . . . . . .    -           446,133         447        9,956          -            -           178

BALANCE, December 31, 1996 . .  $3,450     44,185,513     $44,186     $540,133      $ (8,783)    $496,839    $ -

See Notes to Consolidated Financial Statements.

                                   VALERO ENERGY CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Thousands of Dollars)

                                                                            Year Ended December 31,
                                                                        1996          1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  72,701     $  59,838    $  17,282
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . .    101,787       100,325       84,032
      Loss on investment in Proesa joint venture . . . . . . . . .     19,549          -            -
      Provision for (reversal of) acquisition expense accrual. . .    (18,698)        2,506       16,192
      Amortization of deferred charges and other, net. . . . . . .     32,458        32,352       19,452
      Changes in current assets and current liabilities. . . . . .     50,232       (31,636)     (95,597)
      Deferred income tax expense  . . . . . . . . . . . . . . . .     20,000         4,700        7,000
      Equity in (earnings) losses in excess of distributions:
        Valero Natural Gas Partners, L.P.. . . . . . . . . . . . .       -             -          16,179
        Joint ventures . . . . . . . . . . . . . . . . . . . . . .     (3,899)       (4,304)      (2,437)
      Changes in deferred items and other, net . . . . . . . . . .      1,671        (7,959)       6,008
        Net cash provided by operating activities. . . . . . . . .    275,801       155,822       68,111

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . .   (128,453)     (124,619)     (80,738)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . .    (36,389)      (35,590)     (21,999)
  Investment in and advances to joint ventures, net. . . . . . . .      1,197        (2,018)      (9,229)
  Investment in Valero Natural Gas Partners, L.P.. . . . . . . . .       -             -        (124,264)
  Assets leased to Valero Natural Gas Partners, L.P. . . . . . . .       -             -          (1,886)
  Distributions from Valero Natural Gas Partners, L.P. . . . . . .       -             -           2,789
  Dispositions of property, plant and equipment. . . . . . . . . .      6,834        13,531        4,504
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        637            70          898
    Net cash used in investing activities. . . . . . . . . . . . .   (156,174)     (148,626)    (229,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net . . . . . . . . . . . . . . . .     82,000          -            -
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . .     65,000       508,500      574,100
  Long-term debt reduction . . . . . . . . . . . . . . . . . . . .   (240,229)     (473,357)    (509,385)
  Increase in cash held in debt service escrow for principal . . .     (1,875)       (1,875)     (22,768)
  Common stock dividends . . . . . . . . . . . . . . . . . . . . .    (22,837)      (22,698)     (22,554)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . .    (11,368)      (11,856)      (8,600)
  Issuance of Convertible Preferred Stock, net . . . . . . . . . .       -             -         167,878
  Issuance of common stock . . . . . . . . . . . . . . . . . . . .     11,225         6,129        4,178
  Purchases of treasury stock. . . . . . . . . . . . . . . . . . .     (4,000)       (4,445)        (927)
  Repurchase of Series A Preferred Stock . . . . . . . . . . . . .     (5,750)       (5,750)      (1,150)
    Net cash provided by (used in) financing activities. . . . . .   (127,834)       (5,352)     180,772

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . .     (8,207)        1,844       18,958

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . .     28,054        26,210        7,252

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,847     $  28,054    $  26,210

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

     Major classes of property, plant and equipment as of December 31, 1996 and 1995 were as follows (in thousands):

                                                        December 31,
                                                     1996          1995
Refining and marketing - processing facilities. . $1,634,430 $1,596,832 Natural gas related services - transmission,
 gathering, processing and storage facilities . .    988,234       945,408
Other . . . . . . . . . . . . . . . . . . . . . .    118,943       102,982
Construction in progress. . . . . . . . . . . . .     45,824        37,472
                                                  $2,787,431    $2,682,694

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

                                                                  Weighted
                                                      Range       Average
    Refining and marketing - processing
      facilities . . . . . . . . . . . . . . . . .  3.6% - 4.9%     4.4%
    Natural gas related services - transmission,
      gathering, processing and storage
      facilities . . . . . . . . . . . . . . . . .  4.3% - 5.3%     4.7%
    Other. . . . . . . . . . . . . . . . . . . . .    6% -  45%    25.3%

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

Other Accrued Expenses

     Other accrued expenses as of December 31, 1996 and 1995 were as follows (in thousands):

                                                           December 31,
                                                        1996         1995
 Accrued taxes. . . . . . . . . . . . . . . . . . . . .$19,633      $16,433
 Other accrued employee benefit costs (see Note 13) . .  8,688       11,047
 Current portion of accrued pension cost (see Note 13).  4,265        4,695
 Accrued lease expense. . . . . . . . . . . . . . . . .  3,006        4,566
 Other. . . . . . . . . . . . . . . . . . . . . . . . .  3,866        5,801
                                                       $39,458      $42,542

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

                                              Year Ended December 31,
                                        1996          1995             1994
  Cash held in debt service
    escrow for interest . . . .    $      756      $     689        $(12,673)
  Receivables, net. . . . . . .      (226,899)      (106,916)        (64,150)
  Inventories . . . . . . . . .       (71,312)        41,267         (21,785)
  Prepaid expenses and other. .        17,375        (22,304)            142
  Accounts payable. . . . . . .       344,418         38,825          (4,295)
  Accrued interest. . . . . . .       (11,022)        11,411           3,901
  Other accrued expenses. . . .        (3,084)         5,392           3,263
    Total . . . . . . . . . . .    $   50,232      $ (31,636)       $(95,597)

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                             Year Ended December 31,
                                           1996        1995      1994
Interest - net of amount capitalized
  of $4,328 (1996), $4,699 (1995) and
  $2,365 (1994). . . . . . . . . . . .     $105,519    $86,553   $72,023
Income taxes . . . . . . . . . . . . .       19,043     23,935     3,931

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

Restatement of Financial Information

     The Company has restated its financial statements for the years ended December 31, 1996, 1995 and 1994. This action was taken to change the accounting for a contingency which was recorded in conjunction with the acquisition of VNGP, L.P. in May of 1994. For a further discussion of the nature of the contingency, see Note 3, "Acquisition of Valero Natural Gas Partners, L.P."

     As of the date of the acquisition of VNGP, L.P., the Company's management believed that it was probable that a liability had been incurred resulting from the acquisition. Although the specific amount of the contingency could not be determined as of the date of the acquisition, the Company believed that the liability would be within a range of amounts that could be reasonably estimated as of that date. Accordingly, the Company recorded a liability in the amount of $14.8 million, representing the minimum amount of the range determined by management. The liability was originally recorded as a cost of the acquisition. Since the contingency arose as a result of the acquisition and represented an obligation of the Company rather than an obligation of VNGP, L.P., the income statement for 1994 has been restated to charge the acquisition contingency to expense, rather than property, plant, and equipment, as of the date of the acquisition. As a result of this change, the balances of property, plant, and equipment, deferred income taxes, and retained earnings have been restated in the Consolidated Balance Sheets as of December 31, 1996 and 1995. The impact of this change on the Consolidated Statement of Income for the year ended December 31, 1994, is summarized below (dollars in thousands):

                                            Year Ended December 31, 1994
                                            As Reported      As Restated
  Income before income taxes. . . . . . . .   $42,782          $27,982
  Income tax expense. . . . . . . . . . . .    15,900           10,700
  Net income. . . . . . . . . . . . . . . .    26,882           17,282
  Net income applicable to common stock . .    17,392            7,792
  Earnings per share of commong stock . . .       .40              .18

2.  SUBSEQUENT EVENTS

     Acquisition of Basis Petroleum, Inc.

     The Company and Salomon Inc ("Salomon") have entered into a stock purchase agreement pursuant to which Valero has acquired the stock of Basis Petroleum, Inc. ("Basis") from Salomon for $285 million, plus approximately $200 million for inventories and other working capital.
Basis owns and operates three petroleum refineries located in Texas and Louisiana and markets refined products. The three refineries have a total crude oil processing capacity of about 310,000 barrels per day.
The acquisition will be accounted for using the purchase method of accounting. Therefore, the results of operations of Basis will be included in the consolidated financial statements of the Company commencing on May 1, 1997. The stock purchase agreement provides for Salomon to receive up to 10 additional payments following each anniversary date of the closing of the acquisition. These annual earn-out payments would be based on the difference between a stated base refining "crack spread" and the theoretical spread computed using actual average quoted prices, and calculated using a nominal average annual throughput of 100 million barrels. These payments are limited to $35 million in any year and $200 million in the aggregate. Any such participation payments, if made, will be accounted for as an additional cost of the acquisition of Basis by the Company and will be depreciated over the remaining lives of the assets to which the additional cost is allocated. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of approximately $120 million, with the remainder paid in cash.

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

     In conjunction with the acquisition of the Partnership by the Company, the Company recorded in 1994 a $14.8 million loss representing the Company's estimate of certain costs resulting from the acquisition of the Public Units of VNGP, L.P. See Note 1,"- Restatement of Financial Information." The reserve was established as a result of various claims and lawsuits filed against the Company to block the merger or to increase the price offered by the Company for the purchase of the outstanding Public Units, and the Company's determination that it was probable that losses were expected from successful assertion of claims relative to the acquisition. In late 1996, upon receipt by the Company of a favorable ruling by the magistrate hearing the sole remaining lawsuit related to the acquisition (as described in Note
15), the Company reversed all remaining reserves pertaining to the acquisition.

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

                                               Year Ended
                                              December 31,
                                                  1994
                                          (Thousands of dollars,
                                        except per share amounts)

     Operating revenues. . . . . . . . . . . . $2,333,982
     Operating income. . . . . . . . . . . . .    125,943
     Net income. . . . . . . . . . . . . . . .      9,789
     Net loss applicable to common stock . . .     (2,158)
     Loss per share of common stock. . . . . .       (.05)

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

5.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

     Long-term debt balances as of December 31, 1996 and 1995 were as follows (in thousands):

                                                          December 31,
                                                       1996         1995
Valero Refining and Marketing Company:
  Industrial revenue bonds:
    Marine terminal and pollution control revenue
      bonds, Series 1987A bonds, 10 1/4%, due
      June 1, 2017. . . . . . . . . . . . . . . . . $  90,000    $   90,000
     Marine terminal revenue bonds, Series
       1987B bonds, 10 5/8%, due June 1, 2008 . . .     8,500         8,500
Valero Energy Corporation:
  $300 million revolving bank credit and
     letter of credit facility, 6% at
     December 31, 1996, due November 1, 2000. . . .    25,000       120,000
  10.58% Senior Notes, due December 30, 2000. . . .   140,343       187,714
  9.14% VESOP Notes, due February 15, 1999
    (see Note 13) . . . . . . . . . . . . . . . . .     5,083         6,819
  Medium-Term Notes . . . . . . . . . . . . . . . .   228,500       228,500
Valero Management Partnership, L.P. First
  Mortgage Notes. . . . . . . . . . . . . . . . . .   443,215       476,072
   Total long-term debt . . . . . . . . . . . . . .   940,641     1,117,605
   Less current maturities. . . . . . . . . . . . .    72,341        81,964
                                                    $ 868,300    $1,035,641

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

                                1996                         1995
                        Payor         Receiver        Payor        Receiver

Swaps:
    Volumes (Mbbls).     497             497            -               -
    Price (per bbl). $17.50-$17.57  $17.31-$17.38       -               -

Options:
    Volumes (Mbbls).       -              -             -              150
    Price (per bbl).       -              -             -        $24.36-$24.78

Futures:
    Volumes (Mbbls).       -             981           250           1,327
    Price (per bbl).       -        $24.87-$29.65 $22.71-$23.83  $17.57-$24.55

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

                                    1996                        1995
                            Payor            Receiver         Receiver
Swaps:
    Volumes (Mbbls). .     6,000             28,300              525
    Price (per bbl). .  $.53-$4.90         $.74-$3.55       $34.23-$35.81

Options:
    Volumes (Mbbls). .       750                -                 -
     Price (per bbl) .  $25.00-$32.76           -                 -

Futures:
    Volumes (Mbbls). .     1,312              1,410               14
    Price (per bbl). .  $26.46-$30.87     $21.74-$30.39     $18.95-$19.50

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

                               1996                         1995
                         Payor       Receiver         Payor       Receiver
Swaps:
    Volumes (MMcf) .   8,155         9,155            1,000         1,000
    Price (per Mcf). $3.20-$4.37   $2.72-$4.25      $1.91        $2.87-$3.45

Options:
    Volumes (MMcf) .  33,290        33,850           12,000        23,000
    Price (per Mcf). $2.20-$2.60   $2.50-$3.30      $1.90-$2.50  $1.90-$2.50

Futures:
    Volumes (MMcf) .  31,710        36,970           17,480        15,430
    Price (per Mcf). $2.12-$4.57   $2.08-$4.37      $1.77-$3.45  $1.75-$3.45

Basis Swaps:
    Volumes (MMcf) .   2,000         4,096              500         2,120
    Price (per Mcf). $(.16)-$.32   $(.60)-$.19      $.63         $.13-$.85

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

Trading Activities

    The Company enters into transactions for trading purposes using its fundamental and technical analysis of market conditions to earn additional revenues. The types of instruments used include futures, price swaps, basis swaps and over-the-counter and exchange-traded options. Except in limited circumstances, these contracts run for periods of up to 12 months, with the exception of basis swaps which extend through the year 2000. The following table is a summary of the contract amounts and range of prices of the Company's contracts held or issued for trading purposes as of December 31, 1996 and 1995:

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


     The following table discloses the fair values of contracts held or issued for trading purposes and net gains (losses) from trading activities as of or for the periods ended December 31, 1996 and 1995 (dollars in thousands):

                  Fair Value of Assets (Liabilities)
                     Average              Ending          Net Gains(Losses)
                 1996      1995      1996       1995      1996        1995

  Swaps. . . . .$ (102)   $ (329)   $  (560)   $  245    $   613    $(2,143)
  Options. . . .   (93)    1,026     (1,047)      297      8,270     (3,273)
  Futures. . . . 1,951     2,030        926     6,739      4,016      8,822
  Basis Swaps. . 1,705       487      1,072     1,266        277      2,706
    Total. . . .$3,461    $3,214    $   391    $8,547    $13,176    $ 6,112

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

11.  INDUSTRY SEGMENT INFORMATION

                                                                            Year Ended December 31,
                                                                      1996            1995           1994
                                                                            (Thousands of Dollars)
     Operating revenues:
       Refining and marketing. . . . . . . . . . . . . . . . .     $2,757,801      $1,950,657     $1,090,368
       Natural gas related services. . . . . . . . . . . . . .      2,445,504       1,396,468        784,287
       Other . . . . . . . . . . . . . . . . . . . . . . . . .            123             126         42,639
       Intersegment eliminations . . . . . . . . . . . . . . .       (212,747)       (149,379)       (79,854)
         Total . . . . . . . . . . . . . . . . . . . . . . . .     $4,990,681      $3,197,872     $1,837,440

     Operating income (loss):
       Refining and marketing. . . . . . . . . . . . . . . . .     $  110,046      $  141,512     $   78,660
       Natural gas related services. . . . . . . . . . . . . .        132,178          83,180         61,944
       Corporate general and administrative
         expenses and other, net . . . . . . . . . . . . . . .        (41,315)        (35,901)       (14,679)
           Total . . . . . . . . . . . . . . . . . . . . . . .        200,909         188,791        125,925
     Equity in earnings (losses) of and income from:
       Valero Natural Gas Partners, L.P. . . . . . . . . . . .           -               -           (10,698)
       Joint ventures. . . . . . . . . . . . . . . . . . . . .          3,899           4,827          2,437
     Loss on investment in Proesa joint venture. . . . . . . .        (19,549)           -              -
     (Provision for) reversal of acquisition expense accrual .         18,698          (2,506)       (16,192)
     Other income, net . . . . . . . . . . . . . . . . . . . .          4,921           5,248          3,431
     Interest and debt expense, net. . . . . . . . . . . . . .        (95,177)       (101,222)       (76,921)
       Income before income taxes. . . . . . . . . . . . . . .     $  113,701      $   95,138     $   27,982

     Identifiable assets:
       Refining and marketing. . . . . . . . . . . . . . . . .     $1,621,998      $1,524,065     $1,528,621
       Natural gas related services. . . . . . . . . . . . . .      1,366,050       1,162,724      1,119,347
       Other . . . . . . . . . . . . . . . . . . . . . . . . .        145,248         150,141        149,688
       Investment in and advances to joint ventures. . . . . .         29,192          41,890         41,162
       Intersegment eliminations and reclassifications . . . .        (27,714)        (16,940)       (22,260)
         Total . . . . . . . . . . . . . . . . . . . . . . . .     $3,134,774      $2,861,880     $2,816,558

     Depreciation expense:
       Refining and marketing. . . . . . . . . . . . . . . . .     $   52,680      $   55,032     $   52,956
       Natural gas related services. . . . . . . . . . . . . .         44,211          40,881         26,636
       Other . . . . . . . . . . . . . . . . . . . . . . . . .          4,896           4,412          4,440
         Total . . . . . . . . . . . . . . . . . . . . . . . .     $  101,787      $  100,325     $   84,032

     Capital additions:
       Refining and marketing. . . . . . . . . . . . . . . . .     $   56,673      $   29,039     $  119,748
       Natural gas related services. . . . . . . . . . . . . .         65,671          33,489         18,860
       Other . . . . . . . . . . . . . . . . . . . . . . . . .          6,109           2,091          2,130
         Total . . . . . . . . . . . . . . . . . . . . . . . .     $  128,453      $   64,619     $  140,738


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

12.  INCOME TAXES

     Components of income tax expense were as follows (in thousands):

                                         Year Ended December 31,
                                         1996      1995      1994
        Current:
          Federal. . . . . . . . . . . $20,996   $29,674   $ 3,535
          State. . . . . . . . . . . .       4       926       165
             Total current . . . . . .  21,000    30,600     3,700
        Deferred:
          Federal. . . . . . . . . . .  20,000     4,700     7,000
             Total income tax expense. $41,000   $35,300   $10,700

     Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for these differences are as follows (in thousands):

                                           Year Ended December 31,
                                         1996       1995       1994
        Federal income tax expense
          at the statutory rate. . . . $39,800    $33,300    $ 9,800
        State income taxes, net of
          federal income tax benefit .     -          600        100
        Other - net. . . . . . . . . .   1,200      1,400        800
            Total income tax expense . $41,000    $35,300    $10,700

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                    December 31,
                                                  1996        1995
        Deferred income tax assets:
          Tax credit carryforwards . . . . . . $  21,835   $  33,001
          Other. . . . . . . . . . . . . . . .    43,214      25,570
            Total deferred income tax assets . $  65,049   $  58,571

        Deferred income tax liabilities:
          Depreciation . . . . . . . . . . . . $(291,315)  $(262,700)
          Other. . . . . . . . . . . . . . . .   (31,264)    (37,154)
            Total deferred income tax
              liabilities. . . . . . . . . . . $(322,579)  $(299,854)

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

13.  EMPLOYEE BENEFIT PLANS

Pension and Other Employee Benefit Plans

     The following table sets forth for the pension plans of the Company, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996 and 1995 (in thousands):

                                                               December 31,
                                                             1996      1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $76,448 (1996) and $65,420 (1995). . . . . .$78,441   $66,085
Projected benefit obligation for services rendered to date .$99,435   $87,609
Plan assets at fair value. . . . . . . . . . . . . . . . . . 92,486    68,619
Projected benefit obligation in excess of plan assets. . . .  6,949    18,990
Unrecognized net gain from past experience different
  from that assumed. . . . . . . . . . . . . . . . . . . . .  5,700     2,335
Prior service cost not yet recognized in net periodic
  pension cost . . . . . . . . . . . . . . . . . . . . . . . (5,305)   (5,033)
Unrecognized net asset at beginning of year. . . . . . . . .  1,341     1,483
Additional minimum liability accrual . . . . . . . . . . . .   -        1,948
  Accrued pension cost . . . . . . . . . . . . . . . . . . .$ 8,685   $19,723

     Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components (in thousands):

                                           Year Ended December 31,
                                         1996       1995       1994
Service cost - benefits earned during
  the period . . . . . . . . . . . . . $  4,622   $  3,465   $ 3,981
Interest cost on projected benefit
  obligation . . . . . . . . . . . . .    6,309      5,455     4,990
Actual (return) loss on plan assets. .  (12,424)   (14,376)    1,820
Net amortization and deferral. . . . .    6,651      9,637    (6,135)
    Net periodic pension cost. . . . . $  5,158   $  4,181   $ 4,656

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

     The following table sets forth for the Company's postretirement benefits other than pensions, the funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996 and 1995 (in thousands):

                                                     December 31,
                                                   1996       1995
     Accumulated benefit obligation:
       Retirees. . . . . . . . . . . . . . . . . $11,930    $10,295
       Fully eligible active plan participants .     390        331
       Other active plan participants. . . . . .  17,571     13,504
         Total accumulated benefit obligation. .  29,891     24,130
     Unrecognized loss . . . . . . . . . . . . .  (4,498)    (4,586)
     Unrecognized prior service cost . . . . . .  (3,909)      -
     Unrecognized transition obligation. . . . . (10,334)   (10,987)
       Accrued postretirement benefit cost . . . $11,150    $ 8,557

    Net periodic postretirement benefit cost for the years ended
December 31, 1996, 1995 and 1994 included the following components (in thousands):

                                                             December 31,
                                                        1996    1995    1994
Service cost - benefits attributed to service during
  the period. . . . . . . . . . . . . . . . . . . . .  $1,091  $  860  $1,196
Interest cost on accumulated benefit obligation . . .   1,716   1,769   1,686
Amortization of unrecognized transition obligation. .     653     766     948
Amortization of prior service cost. . . . . . . . . .    -       -        (84)
Amortization of unrecognized net loss . . . . . . . .     110    -         75
    Net periodic postretirement benefit cost. . . . .  $3,570  $3,395  $3,821

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

     Mr. King was elected Vice President in 1997, and has served as Associate General Counsel since joining the Company in 1993. Prior to joining the Company, Mr. King was a partner at the law firm of Bracewell & Patterson, L.L.P., Houston, Texas, where he had been employed since 1985.

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

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1.  Financial Statements.   The following Consolidated Financial
Statements of Valero Energy Corporation and its subsidiaries are included in
Part II, Item 8 of this Form 10-K/A:

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

        3.  Exhibits.   Filed as part of this Form 10-K/A or as part of
Valero Energy Corporation's Form 10-K filed on February 27, 1997, are the following exhibits:

         *2.1  --   Agreement and Plan of Merger, dated as of January 31,
                    1997, among Valero Energy Corporation, PG&E Corporation,
                    and PG&E Acquisition Corporation.  The Company agrees to
                    furnish supplementally any omitted schedule or exhibit
                    to the Commission upon request.
         *2.2  --   Form of Agreement and Plan of Distribution to be
                    executed by Valero Energy Corporation and Valero
                    Refining and Marketing Company pursuant to the Agreement
                    and Plan of Merger described in Exhibit 2.1 to this
                    Form 10-K.  The Company agrees to furnish supplementally
                    any omitted schedule or exhibit to the Commission upon
                    request.
         *2.3  --   Form of Employee Benefits Agreement to be executed by
                    Valero Energy Corporation and Valero Refining and
                    Marketing Company pursuant to the Agreement and Plan of
                    Merger described in Exhibit 2.1 to this Form 10-K.  The
                    Company agrees to furnish supplementally any omitted
                    schedule or exhibit to the Commission upon request.
         *2.4  --   Form of Tax Sharing Agreement to be executed by Valero
                    Energy Corporation, Valero Refining and Marketing
                    Company, and PG&E Corporation pursuant to the Agreement
                    and Plan of Merger described in Exhibit 2.1 to this
                    Form 10-K.  The Company agrees to furnish supplementally
                    any omitted schedule or exhibit to the Commission upon
                    request.
          2.5  --   Agreement of Merger, dated December 20, 1993, among
                    Valero Energy Corporation, Valero Natural Gas Partners,
                    L.P., Valero Natural Gas Company and Valero Merger
                    Partnership, L.P.--incorporated by reference from
                    Exhibit 2.1 to Amendment No. 2 to the Valero Energy
                    Corporation Registration Statement on Form S-3
                    (Commission File No. 33-70454, filed December 29, 1993).
          3.1  --   Restated Certificate of Incorporation of Valero Energy
                    Corporation--incorporated by reference from Exhibit 4.1
                    to the Valero Energy Corporation Registration Statement
                    on Form S-8 (Commission File No. 33-53796, filed October
                    27, 1992).
          3.2  --   By-Laws of Valero Energy Corporation, as amended and
                    restated October 17, 1991--incorporated by reference
                    from Exhibit 4.2 to the Valero Energy Corporation
                    Registration Statement on Form S-3 (Commission File No.
                    33-45456, filed February 4, 1992).
          3.3  --   Amendment to By-Laws of Valero Energy Corporation, as
                    adopted February 25, 1993--incorporated by reference
                    from Exhibit 3.3 to the Valero Energy Corporation Annual
                    Report on Form 10-K (Commission File No. 1-4718, filed
                    February 26, 1993).
          4.1  --   Rights Agreement, dated as of October 26, 1995, between
                    Valero Energy Corporation and Harris Trust and Savings
                    Bank, as Rights Agent--incorporated by reference from
                    Exhibit 1 to the Valero Energy Corporation Current
                    Report on Form 8-K (Commission File No. 1-4718, filed
                    October 27, 1995).
          4.2  --   $300,000,000 Credit Agreement, dated as of November 1,
                    1995, among Valero Energy Corporation, Morgan Guaranty
                    and Trust Company of New York as Administrative Agent,
                    and Bank of Montreal as Syndication Agent and Issuing
                    Bank, and the banks and co-agents party thereto--
                    incorporated by reference from Exhibit 10.1 to the
                    Valero Energy Corporation Quarterly Report on Form 10-Q
                    (Commission File No. 1-4718, filed November 9, 1995).
          4.3  --   Form of Indenture of Mortgage and Deed of Trust and
                    Security Agreement, dated as of March 25, 1987 (the
                    "Indenture"), from Valero Management Partnership, L.P.
                    to State Street Bank and Trust Company (successor to
                    Bank of New England) and Brian J. Curtis, as Trustees -
                    incorporated by reference from Exhibit 4.1 to the Valero
                    Natural Gas Partners, L.P. Quarterly Report on Form 10-Q
                    (Commission File No. 1-9433, filed May 15, 1987).
          4.4  --   First Supplemental Indenture, dated as of March 25,
                    1987, to the Indenture--incorporated by reference from
                    Exhibit 4.2 to the Valero Natural Gas Partners, L.P.
                    Quarterly Report on Form 10-Q (Commission File No.
                    1-9433, filed May 15, 1987).
          4.5  --   Second Supplemental Indenture, dated as of March 25,
                    1987, to the Indenture--incorporated by reference from
                    Exhibit 4.1 to the Valero Natural Gas Partners, L.P.
                    Quarterly Report on Form 10-Q (Commission File No.
                    1-9433, filed July 31, 1987).
          4.6  --   Fourth Supplemental Indenture, dated as of June 15,
                    1988, to the Indenture--incorporated by reference from
                    Exhibit 4.6 to the Valero Natural Gas Partners, L.P.
                    Registration Statement on Form S-8 (Registration No.
                    33-26554, filed January 13, 1989).
          4.7  --   Fifth Supplemental Indenture, dated as of December 1,
                    1988, to the Indenture--incorporated by reference from
                    Exhibit 4.7 to the Valero Natural Gas Partners, L.P.
                    Registration Statement on Form S-8 (Registration No.
                    33-26554, filed January 13, 1989).
          4.8  --   Seventh Supplemental Indenture, dated as of August 15,
                    1989, to the Indenture--incorporated by reference from
                    Exhibit 4.6 to the Valero Natural Gas Partners, L.P.
                    Annual Report on Form 10-K (Commission File No. 1-9433,
                    filed March 1, 1990).
          4.9  --   Ninth Supplemental Indenture, dated as of October 19,
                    1990, to the Indenture--incorporated by reference from
                    Exhibit 4.7 to the Valero Natural Gas Partners, L.P.
                    Annual Report on Form 10-K (Commission File No. 1-9433,
                    filed February 25, 1991).
        +10.1  --   Valero Energy Corporation Executive Deferred
                    Compensation Plan, amended and restated as of October
                    21, 1986--incorporated by reference from Exhibit 10.16
                    to the Valero Energy Corporation Annual Report on
                    Form 10-K (Commission File No. 1-4718, filed
                    February 26, 1988).
        +10.2  --   Valero Energy Corporation Key Employee Deferred
                    Compensation Plan, amended and restated as of October
                    21, 1986--incorporated by reference from Exhibit 10.17
                    to the Valero Energy Corporation Annual Report on
                    Form 10-K (Commission File No. 1-4718, filed February
                    26, 1988).
       *+10.3  --   Valero Energy Corporation Restricted Stock Bonus and
                    Incentive Stock Plan, as amended and restated
                    November 21, 1996.
       *+10.4  --   Valero Energy Corporation Stock Option Plan No. 3, as
                    amended and restated August 22, 1996.
       *+10.5  --   Valero Energy Corporation Stock Option Plan No. 4, as
                    amended and restated August 22, 1996.
       *+10.6  --   Valero Energy Corporation 1990 Restricted Stock Plan for
                    Non-Employee Directors, as amended and restated
                    August 22, 1996.
       *+10.7  --   Valero Energy Corporation Supplemental Executive
                    Retirement Plan, as amended and restated effective
                    January 1, 1996.
       *+10.8  --   Valero Energy Corporation Executive Incentive Bonus
                    Plan, as amended and restated January 23, 1997.
       *+10.9  --   Valero Energy Corporation Executive Stock Incentive
                    Plan, as amended and restated November 21, 1996.
       *+10.10 --   Valero Energy Corporation Non-Employee Director Stock
                    Option Plan, as amended and restated November 21, 1996.
        +10.11 --   Executive Severance Agreement between Valero Energy
                    Corporation and William E. Greehey, dated December 15,
                    1982--incorporated by reference from Exhibit 10.11 to
                    the Valero Natural Gas Partners, L.P. Annual Report on
                    Form 10-K (Commission File No. 1-9433, filed
                    February 25, 1993).
       *+10.12 --   Schedule of Executive Severance Agreements.
        +10.13 --   Amended and Restated Employment Agreement between Valero
                    Energy Corporation and William E. Greehey, dated
                    November 1, 1993--incorporated by reference from Exhibit
                    10.1 to the Valero Energy Corporation Quarterly Report
                    on Form 10-Q (Commission File No. 1-4718, filed
                    November 14, 1994).
        +10.14 --   Modification of Employment Agreement between Valero
                    Energy Corporation and William E. Greehey, dated
                    November 29, 1994--incorporated by reference from
                    Exhibit 10.12 to the Valero Energy Corporation Annual
                    Report on Form 10-K (Commission File No. 1-4718, filed
                    March 1, 1995).
        +10.15 --   Indemnity Agreement, dated as of February 24, 1987,
                    between Valero Energy Corporation and William E.
                    Greehey--incorporated by reference from Exhibit 10.16 to
                    the Valero Energy Corporation Annual Report on Form 10-K
                    (Commission File No. 1-4718, filed February 26, 1993).
       *+10.16 --   Schedule of Indemnity Agreements.
       *+10.17 --   Incentive Bonus Agreement, dated as of November 21,
                    1996, between Valero Energy Corporation and Terrence E.
                    Ciliske.
       *+10.18 --   Incentive Bonus Agreement, dated as of November 21,
                    1996, between Valero Energy Corporation and Peter A.
                    Fasullo.
       *+10.19 --   Incentive Bonus Agreement, dated as of November 21,
                    1996, between Valero Energy Corporation and Gregory C.
                    King.
       *+10.20 --   Management Stability Agreement, dated as of November 1,
                    1996, between Valero Energy Corporation and Terrence E.
                    Ciliske.
       *+10.21 --   Management Stability Agreement, dated as of November 1,
                    1996, between Valero Energy Corporation and Peter A.
                    Fasullo.
       *+10.22 --   Management Stability Agreement, dated as of November 1,
                    1996, between Valero Energy Corporation and Gregory C.
                    King.
       *+10.23 --   Waiver and Agreement, dated as of November 21, 1996,
                    between Valero Energy Corporation and William E.
                    Greehey.
       *+10.24 --   Schedule of Waiver Agreements.
      ***11.1  --   Computation of Earnings Per Share.
      ***12.1  --   Computation of Ratio of Earnings to Fixed Charges.
        *21.1  --   Valero Energy Corporation subsidiaries, including state
                    or other jurisdiction of incorporation or organization.
      ***23.1  --   Consent of Arthur Andersen LLP, dated May 13,
                    1997.
        *24.1  --   Power of Attorney, dated February 27, 1997 (set forth on
                    the signatures page of Valero Energy Corporation's
                    Form 10-K).
       **27.1  --   Financial Data Schedule (reporting financial information
                    as of and for the year ended December 31, 1996).
       **27.2  --   Restated Financial Data Schedule (reporting financial
                    information as of and for the year ended December 31,
                    1995).
       **27.3  --   Restated Financial Data Schedule (reporting financial
                    information as of and for the year ended December 31,
                    1994).
________________
  * Filed with Valero Energy Corporation's Form 10-K on February 27, 1997.
  + Identifies management contracts or compensatory plans or arrangements filed as an exhibit to Valero Energy Corporation's Form 10-K pursuant to Item 14(c) of Form 10-K.
 ** The Financial Data Schedule and Restated Financial Data Schedules shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-K/A in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.
*** Filed herewith.

     Copies of exhibits filed as a part of this Form 10-K/A and Valero Energy Corporation's Form 10-K may be obtained by stockholders of record at a charge of $.15 per page, minimum $5.00 each request. Direct inquiries to Rand C. Schmidt, Corporate Secretary, Valero Energy Corporation,
P.O. Box 500, San Antonio, Texas 78292.

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

               VALERO ENERGY CORPORATION
                 (Registrant)



               By   /s/ Rand C. Schmidt
                       (Rand C. Schmidt, Attorney-in-Fact)

Date:     May 13, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                    Title                    Date

                         Director, Chairman of the
                         Board and Chief Executive
                             Officer (Principal
    William E. Greehey*     Executive Officer)           May 13, 1997

                            Director, President
                        and Chief Financial Officer
                           (Principal Financial
    Edward C. Benninger*  and Accounting Officer)        May 13, 1997

    Ronald K. Calgaard*           Director               May 13, 1997

    Robert G. Dettmer*            Director               May 13, 1997

    A. Ray Dudley*                Director               May 13, 1997

    James L. Johnson*             Director               May 13, 1997

    Lowell H. Lebermann*          Director               May 13, 1997

    Susan Kaufman Purcell*        Director               May 13, 1997

*By: /s/ Rand C. Schmidt
        (Rand C. Schmidt, Attorney-in-Fact)