Form 10-Q
period 1997-03-31
VALERO ENERGY CORP
filed 1997-05-15
CIK 21271

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

               Yes    X            No

    Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 1, 1997.

                                    Number of
                                     Shares
         Title of Class            Outstanding

   Common Stock, $1 Par Value      48,402,149

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

                               INDEX

                                                          Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1997 and 1996 . . . . . . . . .

  Consolidated Statements of Cash Flows - For the
    Three Months Ended March 31, 1997 and 1996 . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                                 PART I - FINANCIAL INFORMATION
                          VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (Thousands of Dollars)


                                                              March 31,
                                                                1997             December 31,
                                                             (Unaudited)            1996
                     ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . . . .    $   16,071         $   19,847
  Cash held in debt service escrow . . . . . . . . . . . .        -                  37,746
  Receivables, less allowance for doubtful accounts of
    $1,699 (1997) and $1,624 (1996). . . . . . . . . . . .       344,889            566,088
  Inventories. . . . . . . . . . . . . . . . . . . . . . .       200,708            212,134
  Current deferred income tax assets . . . . . . . . . . .        23,740             22,408
  Prepaid expenses and other . . . . . . . . . . . . . . .        22,346             29,946
                                                                 607,754            888,169
PROPERTY, PLANT AND EQUIPMENT - including
  construction in progress of $65,523 (1997)
  and $45,824 (1996), at cost. . . . . . . . . . . . . . .     2,825,475          2,787,431
    Less:  Accumulated depreciation. . . . . . . . . . . .       733,127            708,352
                                                               2,092,348          2,079,079

INVESTMENT IN AND ADVANCES TO JOINT VENTURES . . . . . . .        30,198             29,192

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . . . .       134,260            138,334

                                                              $2,864,560         $3,134,774

See Notes to Consolidated Financial Statements.

                                       PART I - FINANCIAL INFORMATION
                                 VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                            (Thousands of Dollars)

                                                                             March 31,
                                                                                1997        December 31,
                                                                            (Unaudited)         1996
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  112,800     $   82,000
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .       74,929         72,341
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      418,855        661,273
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,060         20,082
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .       27,319         39,458
                                                                                643,963        875,154

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . .      804,427        868,300

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .      282,570        279,938

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . . . . . . . . . . . .       34,656         34,407

REDEEMABLE PREFERRED STOCK, SERIES A, issued
  1,150,000 shares, outstanding -0- (1997) and 11,500 (1996) shares. . . .        -              1,150

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - 20,000,000 shares authorized including redeemable preferred shares:
      $3.125 Convertible Preferred Stock, issued and outstanding
        3,450,000 (1997 and 1996) shares ($172,500 aggregate
        involuntary liquidation value) . . . . . . . . . . . . . . . . . .        3,450          3,450
  Common stock, $1 par value - 75,000,000 shares authorized;
    issued 44,872,062 (1997) and 44,185,513 (1996) shares. . . . . . . . .       44,872         44,186
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      555,585        540,133
  Unearned Valero Employees' Stock Ownership Plan
    Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,655)        (8,783)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .      503,791        496,839
  Treasury stock, 31,781 (1997) and -0- (1996)
    common shares, at cost . . . . . . . . . . . . . . . . . . . . . . . .       (1,099)        -
                                                                              1,098,944      1,075,825

                                                                             $2,864,560     $3,134,774

See Notes to Consolidated Financial Statements.

                        VALERO ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands of Dollars, Except Per Share Amounts)
                                        (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                  1997           1996

OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .     $1,537,098     $1,110,098

COSTS AND EXPENSES:
  Cost of sales and operating expenses . . . . . . . . . .      1,446,976      1,013,406
  Selling and administrative expenses. . . . . . . . . . .         20,199         19,108
  Depreciation expense . . . . . . . . . . . . . . . . . .         26,010         25,346
    Total. . . . . . . . . . . . . . . . . . . . . . . . .      1,493,185      1,057,860

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .         43,913         52,238

EQUITY IN EARNINGS OF JOINT VENTURES . . . . . . . . . . .          1,006            222

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . . . .          1,432          2,444

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . . . .        (24,250)       (25,753)
  Capitalized. . . . . . . . . . . . . . . . . . . . . . .          1,339            563

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .         23,440         29,714

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . . .          8,000          9,800

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .         15,440         19,914
  Less:  Preferred stock dividend requirements and
         redemption premium. . . . . . . . . . . . . . . .          2,766          2,841

NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . .     $   12,674     $   17,073

EARNINGS PER SHARE OF COMMON STOCK . . . . . . . . . . . .     $      .29     $      .39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  (in thousands) . . . . . . . . . . . . . . . . . . . . .         44,412         43,749

DIVIDENDS PER SHARE OF COMMON STOCK. . . . . . . . . . . .     $      .13     $      .13

See Notes to Consolidated Financial Statements.

                              VALERO ENERGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Thousands of Dollars)
                                              (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,440      $  19,914
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . .      26,010         25,346
      Amortization of deferred charges and other, net. . . . . . . . . . .       8,599          8,832
      Changes in current assets and current liabilities. . . . . . . . . .     (13,126)        20,093
      Deferred income tax expense. . . . . . . . . . . . . . . . . . . . .       1,300          4,000
      Equity in earnings of joint ventures . . . . . . . . . . . . . . . .      (1,006)          (222)
      Changes in deferred items and other, net . . . . . . . . . . . . . .      (2,441)         2,191
        Net cash provided by operating activities. . . . . . . . . . . . .      34,776         80,154

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .     (39,881)       (31,669)
  Deferred turnaround and catalyst costs . . . . . . . . . . . . . . . . .      (1,409)          (947)
  Investment in and advances to joint ventures, net. . . . . . . . . . . .      -               1,665
  Dispositions of property, plant and equipment. . . . . . . . . . . . . .         217          2,667
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         328            242
    Net cash used in investing activities. . . . . . . . . . . . . . . . .     (40,745)       (28,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net . . . . . . . . . . . . . . . . . . . .      30,800         45,000
  Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .      25,000         40,000
  Long-term debt reduction . . . . . . . . . . . . . . . . . . . . . . . .     (85,357)      (165,143)
  Decrease in cash held in debt service escrow for principal . . . . . . .      26,518         24,643
  Common stock dividends . . . . . . . . . . . . . . . . . . . . . . . . .      (5,761)        (5,687)
  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . .      (2,727)        (2,842)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .      18,326          2,373
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . .      (3,410)        (1,657)
  Repurchase of Series A Preferred Stock . . . . . . . . . . . . . . . . .      (1,196)        -
    Net cash provided by (used in) financing activities. . . . . . . . . .       2,193        (63,313)

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,776)       (11,201)

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .      19,847         28,054

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   16,071      $  16,853

See Notes to Consolidated Financial Statements.

             VALERO ENERGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Valero Energy Corporation ("Energy") and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. Certain prior period amounts have been reclassified for comparative purposes.

2.  Inventories

     Refinery feedstocks and refined products and blendstocks are carried at the lower of cost or market, with the cost of feedstocks and produced products determined primarily under the last-in, first-out ("LIFO") method of inventory pricing and the cost of products purchased for resale determined under the weighted average cost method. The excess of the replacement cost of the Company's LIFO inventories over their LIFO values was approximately
$21 million at March 31, 1997. Natural gas in underground storage, natural gas liquids ("NGLs") and materials and supplies are carried principally at weighted average cost not in excess of market. Inventories as of March 31, 1997 and December 31, 1996 were as follows (in thousands):

                                                  March 31,      December 31,
                                                    1997             1996

     Refinery feedstocks . . . . . . . . . . . . . $114,001        $ 42,744
     Refined products and blendstocks. . . . . . .   48,740          99,398
     Natural gas in underground storage. . . . . .   11,716          40,609
     NGLs. . . . . . . . . . . . . . . . . . . . .    3,212           5,190
     Materials and supplies. . . . . . . . . . . .   23,039          24,193
                                                   $200,708        $212,134

3.  Statements of Cash Flows

     In order to determine net cash provided by operating activities, net income has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current deferred income tax assets, short-term debt and current maturities of long-term debt. The changes in the Company's current assets and current liabilities, excluding the items noted above, are shown in the following table as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities. The Company's temporary cash investments are highly liquid, low-risk debt instruments which have a maturity of three months or less when acquired. (Dollars in thousands.)

                                                             Three Months Ended
                                                                  March 31,
                                                             1997           1996

     Cash held in debt service escrow for interest . . .   $  11,228     $  11,984
     Receivables, net. . . . . . . . . . . . . . . . . .     221,199        30,880
     Inventories . . . . . . . . . . . . . . . . . . . .      11,426       (23,605)
     Prepaid expenses and other. . . . . . . . . . . . .       7,600        36,036
     Accounts payable. . . . . . . . . . . . . . . . . .    (242,418)       (3,492)
     Accrued interest. . . . . . . . . . . . . . . . . .     (10,022)      (19,691)
     Other accrued expenses. . . . . . . . . . . . . . .     (12,139)      (12,019)
        Total. . . . . . . . . . . . . . . . . . . . . .   $ (13,126)    $  20,093

     The following table provides information related to cash interest and income taxes paid by the Company for the periods indicated (in thousands):

                                                                  Three Months Ended
                                                                      March 31,
                                                                   1997       1996

     Interest - net of amount capitalized of $1,339 (1997)
        and $563 (1996). . . . . . . . . . . . . . . . . . . .    $32,749    $44,682
     Income taxes. . . . . . . . . . . . . . . . . . . . . . .       -          -

4.  Proposed Restructuring

     On January 31, 1997, the Company announced that its Board of Directors had approved an agreement and plan of merger with PG&E Corporation ("PG&E") to combine the Company's natural gas related services business with PG&E following the spin-off of the Company's refining and marketing business to the Company's shareholders (the "Restructuring"). Under the terms of the merger agreement, the Company's natural gas related services business will be merged with a wholly owned subsidiary of PG&E. PG&E will acquire the Company's natural gas related services business for approximately
$1.5 billion, plus adjustments for working capital and other considerations. PG&E will issue $722.5 million of common stock, subject to certain closing adjustments, in exchange for outstanding shares of Energy's common stock, and will assume approximately $777.5 million of net debt and other liabilities. Each Energy shareholder will receive a fractional share of PG&E common stock (trading on the New York Stock Exchange under the symbol "PCG") for each Energy share; the amount of PG&E stock to be received will be based on the average price of the PG&E common stock during a period preceding the closing of the transaction and the number of Energy shares issued and outstanding at the time of the closing. Energy's shareholders will also receive one share of the spun-off refining and marketing company for each share of Energy common stock. The refining and marketing company will retain the Valero Energy Corporation name and will apply to be listed on the New York Stock Exchange. The spin-off of the refining and marketing business and the merger with PG&E are expected to be tax-free transactions. However, on February 6, 1997, President Clinton's budget recommendations to Congress called for new legislation that, if enacted, would require Energy to pay federal income tax upon the consummation of the Restructuring on the amount of gain equal to the excess of the value of the refining and marketing company stock distributed to Energy's stockholders over Energy's basis in such stock. The President's proposal, which has not yet been introduced in Congress, would be effective for distributions after the date of first committee action. On April 17, 1997, the Chairs of the House Ways and Means Committee and Senate Finance Committee and the ranking Democrat on the Finance Committee introduced similar legislation which, however, would not apply to distributions made pursuant to a written agreement which was binding on April 16, 1997 and at all times thereafter nor to distributions announced publicly by that date. It is uncertain whether any such legislation ultimately will be enacted or what the effective date may be. The Company believes it is likely that any legislation ultimately enacted will provide an exemption for transactions like the Restructuring for which definitive agreements were executed prior to February 6, 1997. However, if the proposal is enacted or pending prior to consummation of the Restructuring with an effective date provision that could cause Energy to be subject to tax, the tax opinions described below may not be available and as a result the Restructuring may not be consummated. The Restructuring transactions are subject to approval by the Company's shareholders, the Securities and Exchange Commission, and certain regulatory agencies, and receipt of favorable tax opinions. The Company will hold its annual meeting of stockholders on June 18, 1997 to consider, among other things, the Restructuring transactions; such transactions are expected to be completed in the third quarter of 1997. However, there can be no assurance that the various approvals or opinions will be given or that the conditions to consummating the transactions will be met.

5.  Acquisition of Basis Petroleum, Inc.

     On March 13, 1997, the Company's Board of Directors approved a letter of intent executed by the Company to acquire the outstanding common stock of Basis Petroleum, Inc. ("Basis"), a wholly owned subsidiary of Salomon Inc ("Salomon"). Effective
May 1, 1997, the transaction was completed. The primary assets of Basis include three refineries in the U.S. Gulf Coast area with total throughput capacity in excess of 300,000 barrels per day ("BPD") and an extensive wholesale marketing business. The three refineries are comprised of a 160,000 BPD facility in Texas City, Texas; an 85,000 BPD facility in Houston, Texas; and a 65,000 BPD facility in Krotz Springs, Louisiana. The three refineries are projected to produce approximately 330,000 BPD of refined products, including about 130,000 BPD of gasoline, about 130,000 BPD of distillates and jet fuel, and about 20,000 BPD of chemical grade propylene and liquefied petroleum gases. With the acquisition, the Company now owns and operates four refineries with total throughput capacity of about 500,000 BPD. The acquisition is being accounted for using the purchase method of accounting. Therefore, the results of operations of Basis will be included in the consolidated financial statements of the Company commencing on May 1, 1997.

     The Company acquired the stock of Basis for $285 million, plus $200 million representing the estimated value of inventories and other working capital acquired in the transaction. The final working capital amount is currently being determined. The purchase price was paid, in part, with 3,429,796 shares of Energy common stock having a fair market value of $120 million, with the remainder paid in cash from borrowings under the Company's bank credit facilities (see Note 8). In addition, Salomon will be entitled to receive payments in any of the next 10 years if the average refining margin during any of such years improves above a specified level. These annual earn-out payments will be based on the difference between a stated base refining "crack spread" and the theoretical spread computed using actual average quoted prices, and calculated using a nominal average annual throughput of 100 million barrels. Any payments under this earn-out arrangement are limited to $35 million in any year and $200 million in the aggregate and will be accounted for by the Company as an additional cost of the acquisition and depreciated over the remaining lives of the assets to which the additional cost is allocated.

     The acquisition of Basis, to which PG&E consented, is not expected to affect the timing related to the Restructuring discussed in Note 4. Basis has become part of the Company's refining and marketing business which will be spun off to the Company's shareholders pursuant to the Restructuring.

6.  Industrial Revenue Bonds

     On April 16, 1997, the Industrial Development Corporation of the Port of Corpus Christi issued and sold for the benefit of Valero Refining and Marketing Company ("VRMC"), a wholly owned subsidiary of Energy, $90 million of tax-exempt Series 1997A, 1997B and 1997C Revenue Refunding Bonds and $8.5 million of Series 1997D Revenue Refunding Bonds (the "Refunding Bonds"), with credit enhancement provided through a letter of credit issued by the Bank of Montreal (see Note 8). The Series A bonds are due in 2027, the Series B and C bonds are due in 2018, and the Series D bonds are due in 2009. The Refunding Bonds will initially bear interest at floating rates determined weekly, with VRMC having the right to convert such rates to a daily, weekly or commercial paper rate, or to a fixed rate. Interest rates on the Series A, B and C bonds were initially set at 3.85%, while rates on the Series D bonds were initially set at 3.95%. The Refunding Bonds are being issued to refinance VRMC's $90 million principal amount of 10.25% Series A bonds and $8.5 million principal amount of 10.625% Series B bonds which were originally issued in 1987 and were guaranteed by Energy. In connection with the refinancing, both the Energy guarantee, as well as a deed of trust and security agreement covering VRMC's refinery in Corpus Christi, Texas, were released.

     On May 15, 1997, the Gulf Coast Industrial Development Authority issued and sold for the benefit of VRMC $25 million of tax-exempt bonds which mature on December 1, 2031. Other terms and conditions of these bonds are similar to those of the Refunding Bonds described above.

7.  Redemption of Preferred Stock

     On April 18, 1997, the Company announced that it has called all of its outstanding $3.125 convertible preferred stock ("Convertible Preferred Stock") for redemption on June 2, 1997. The total redemption price for the Convertible Preferred Stock is $52.1966 per share (representing a per-share redemption price of $52.188, plus accrued dividends in the amount of $.0086 per share for the one-day period from June 1, 1997 to the June 2, 1997 redemption date). The Convertible Preferred Stock is convertible into Energy common stock at a conversion price of $27.03 per share (equivalent to a conversion rate of approximately 1.85 shares of common stock for each share of Convertible Preferred Stock). Holders of the Convertible Preferred Stock have until the close of business on May 23, 1997 to convert their shares to Energy common stock. Based on the May 1, 1997 closing price of Energy common stock on the New York Stock Exchange of $35.125 per share, a share of Convertible Preferred Stock is convertible into Energy common stock with a market value of approximately $64.98, which exceeds the total redemption price of the Convertible Preferred Stock of $52.1966 per share.

     On March 30, 1997, the Company redeemed the remaining 11,500 outstanding shares of its Cumulative Preferred Stock, $8.50 Series A ("Series A Preferred Stock"). The redemption price was $104 per share, plus dividends accrued to the redemption date of $.685 per share.

8.  New Bank Credit Facility

     Effective May 1, 1997, Energy replaced its existing unsecured $300 million revolving bank credit and letter of credit facility with a new five-year, unsecured $835 million revolving bank credit and letter of credit facility. The new credit facility has been used to finance a portion of the acquisition cost of Basis as discussed above in Note 5 and to provide credit enhancement for VRMC's Refunding Bonds as discussed above in Note 6, and will be used to provide financing for other general corporate purposes, including, if necessary, up to $175 million for the redemption of the Company's Convertible Preferred Stock as discussed above in
Note 7. The new facility will also be used to fund a $210 million dividend payable by VRMC to Energy immediately prior to the Restructuring pursuant to the terms of a certain Restructuring agreement. Such dividend may be increased or decreased in connection with the settlement of any intercompany note balances between VRMC and Energy arising during the period from January 1, 1997 through the date of the Restructuring from transactions other than the acquisition of Basis and redemption of the Convertible Preferred Stock. Energy will be the borrower under the new facility until the Company's refining and marketing business is spun off pursuant to the Restructuring, at which time the facility will be assumed by VRMC.

     During the period prior to the Restructuring, the pricing and covenants under the new facility will be substantially the same as under the previous facility with total availability limited to $600 million ($775 million if necessary to fund the redemption of the Convertible Preferred Stock). Upon assumption by VRMC, total availability will increase to the full $835 million. The facility amount reduces by $150 million at the end of each of the third and fourth years. Availability under the facility is also reduced by the proceeds from debt issuances and certain asset sales, and by 75% of the proceeds from certain equity issuances. Energy, prior to the Restructuring, and VRMC, after the Restructuring, will pay various fees and expenses in connection with the new credit facility, including a facility fee, a letter of credit issuance fee and a fee based on letters of credit outstanding.

     After the Restructuring, VRMC's borrowings under the new credit facility will bear interest at either LIBOR plus a margin, a base rate, or a money market rate, with such interest rate and the fees noted above subject to adjustment based upon the credit ratings assigned to VRMC's long-term debt. VRMC's covenants will include a minimum fixed charge coverage ratio of 1.8 to 1.0, a maximum debt to capitalization ratio of 45%, a minimum net worth test, and certain restrictions on, among other things, long-term leases and subsidiary debt. The new credit facility also limits VRMC's dividend payments or repurchases of common stock to $22 million for the period from VRMC's assumption of the facility through April 30, 1998, and for any subsequent years to 25% of net income for the prior year plus any unused portion of the original $22 million. The dividend restriction will be eliminated if VRMC subsequently obtains an investment grade credit rating from either Standard & Poor's or Moody's Investor Service.

     The new credit facility also requires the completion, within 60 days of VRMC's assumption of the facility, of an inventory purchase agreement whereby VRMC will receive up to $150 million upon the sale of a portion of its base inventory to a third party. In addition, VRMC will be required to have at least 25% of its debt effectively bear interest at fixed rates either through the terms of the debt instrument or through interest rate hedging arrangements.

9.  Employee Benefit Plans

     In connection with effecting the Restructuring discussed in
Note 4, on April 11, 1997, the Company's Board of Directors approved the termination of the Company's leveraged employee stock ownership plan ("VESOP"). Prior to the time of the Restructuring, the trustee for the VESOP will sell a sufficient amount of Energy common stock held in the VESOP and not yet allocated to participant accounts to repay the outstanding amount of notes issued in connection with the VESOP. Any remaining stock will be allocated to the VESOP participants.

10.  Litigation and Contingencies

     The Company and Southern Union Company ("Southern Union") are defendants in a lawsuit brought by the City of Edinburg, Texas (the "City") regarding certain ordinances of the City that granted franchises to Rio Grande Valley Gas Company ("RGV") (a division of Southern Union) and its predecessors allowing RGV to sell and distribute natural gas within the City. RGV was formerly owned by Energy. The City alleges that the defendants used RGV's facilities to sell or transport natural gas in Edinburg in violation of the ordinances and franchises granted by the City, and that RGV has not fully paid all franchise fees due the City. The City also alleges that the defendants used the public property of the City without compensating the City for such use, and alleges conspiracy and alter ego claims involving all defendants. The City seeks alleged actual damages of $15 million and unspecified punitive damages related to amounts allegedly due under the RGV franchise, City ordinances and state law. The City of Edinburg lawsuit is scheduled for trial on August 11, 1997. In connection with the City of Edinburg lawsuit, Southern Union filed a cross-claim against Energy, alleging, among other things, that Southern Union is entitled to indemnification pursuant to the purchase agreement under which Energy sold RGV to Southern Union. Southern Union also asserts claims related to a 1985 settlement among Energy, RGV and the Railroad Commission of Texas regarding certain gas contract pricing terms. This pricing claim was recently severed into a separate lawsuit. Southern Union's claims include, among other things, damages for indemnification, breach of contract, negligent misrepresentation and fraud. Seven additional lawsuits have been filed by other South Texas cities asserting claims substantially similar to those in the City of Edinburg litigation. Damages in these lawsuits are not quantified.

     Energy and certain of its subsidiaries have been sued by Teco Pipeline Company ("Teco") regarding the operation of the 340-mile West Texas pipeline in which the Company holds a 50% undivided interest. In 1985, a subsidiary of Energy sold a 50% undivided interest in the pipeline and entered into a joint venture through an ownership agreement and an operating agreement, each dated February 28, 1985, with the purchaser of the interest. In 1988, Teco succeeded to that purchaser's 50% interest. A subsidiary of Energy has at all times been the operator of the pipeline. Notwithstanding the written ownership and operating agreements, the plaintiff alleges that a separate, unwritten partnership agreement exists, and that the defendants have exercised improper dominion over such alleged partnership's affairs. The plaintiff also alleges that the defendants acted in bad faith by negatively affecting the economics of the joint venture in order to provide financial advantages to facilities or entities owned by the defendants and by allegedly usurping for the defendants' own benefit certain opportunities available to the joint venture. The plaintiff asserts causes of action for breach of fiduciary duty, fraud, tortious interference with business relationships, and other claims, and seeks unquantified actual and punitive damages. The Company's motion to compel arbitration was denied, but has been appealed. The Company has filed a counterclaim alleging that the plaintiff breached its own obligations to the joint venture and jeopardized the economic and operational viability of the pipeline by its actions. The Company is seeking unquantified actual and punitive damages. Pursuant to the distribution agreement by which the Company's refining and marketing business will be spun off to the Company's shareholders in connection with the Restructuring, VRMC has agreed to indemnify and hold harmless Energy with respect to this lawsuit after the Restructuring to the extent of 50% of the amount of any final judgment or settlement amount not in excess of $30 million, and 100% of that part of any final judgment or settlement amount in excess of $30 million.

     Approximately 15 lawsuits have been filed against various pipeline owners and other parties, including the Company, arising from the rupture of several pipelines and fire as a result of severe flooding of the San Jacinto River in Harris County, Texas on October 20, 1994. The Company is a defendant in 12 of these lawsuits. The plaintiffs are property owners in surrounding areas who allege that the defendant pipeline owners were negligent and grossly negligent in failing to bury the pipelines at a proper depth to avoid rupture or explosion and in allowing the pipelines to leak chemicals and hydrocarbons into the flooded area. The plaintiffs assert claims for property damage, costs for medical monitoring, personal injury and nuisance, and seek an unspecified amount of actual and punitive damages.

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

     Certain trusts have named Energy and certain subsidiaries of the Company as additional defendants (the "Valero Defendants") to a lawsuit filed in 1989 by the trusts against a supplier with whom certain of the Valero Defendants have contractual relationships under gas purchase contracts. In order to resolve certain potential disputes with respect to the gas purchase contracts, the Company agreed to bear a substantial portion of any settlement or any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled in favor of the trusts' motion for summary judgment against the supplier. Damages, if any,
were not determined.   The trusts seek $50 million in damages from
the Valero Defendants as a result of the Valero Defendants' alleged interference between the trusts and the supplier, plus punitive damages in excess of treble the amount of actual damages proven at trial. The trusts also seek in excess of $200 million from the Valero Defendants in claimed lost profits. The trusts seek approximately $36 million in take-or-pay damages from the supplier and unspecified damages for the supplier's failure to take the trusts' gas ratably. The Company believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. No trial date has been set.

     Valero Javelina Company, an indirect wholly owned subsidiary of Energy, owns a 20% general partner interest in Javelina Company ("Javelina"), a general partnership that owns a refinery off-gas processing plant in Corpus Christi. Javelina has been named as a defendant in 11 lawsuits filed since 1993 in state district courts in Nueces County and Duval County, Texas. Nine of the suits include as defendants other companies that own refineries or other industrial facilities in Nueces County. These suits were brought by a number of plaintiffs who reside in neighborhoods near the facilities. The plaintiffs claim injuries relating to an alleged exposure to toxic chemicals, and generally claim that the defendants were negligent, grossly negligent and committed trespass. The plaintiffs claim personal injury and property damages resulting from soil and ground water contamination and air pollution allegedly caused by the operations of the defendants. The plaintiffs seek an unspecified amount of actual and punitive damages. The remaining two suits were brought by plaintiffs who either live or have businesses near the Javelina plant. The plaintiffs in these suits allege claims similar to those described above and seek unspecified actual and punitive damages.

Basis Litigation

     Basis is a defendant in numerous lawsuits brought by present or former employees of Basis, by employees of Basis' customers or contractors, or by other persons based on alleged negligence, gross negligence, products liability, strict liability, breach of warranty and other theories of recovery and claiming injuries, including wrongful death, resulting from exposure to asbestos, benzene and other allegedly toxic or carcinogenic compounds allegedly processed, used, manufactured, distributed or sold by Basis or its predecessors. Approximately 10 of the lawsuits involve class or other actions involving numerous plaintiffs and defendants, while the remaining actions have individual plaintiffs and involve only Basis or a limited group of defendants. In most such cases, discovery is underway and trial dates have not been set.

     In addition to the foregoing matters, Basis is a defendant in a lawsuit filed in June 1994 in the United States District Court for the Southern District of Texas, alleging, among other things, that Basis has violated the terms of its National Pollutant Discharge Elimination System permit for wastewater discharge at its Houston, Texas refinery. Although the District Court granted Basis a summary judgment, the United States Court of Appeals for the Fifth Circuit reversed the summary judgment and remanded the case to the trial court for further discovery. The case is currently stayed by mutual agreement pending the decision of the United States Court of Appeals for the Fifth Circuit in a similar case in which the lower court granted summary judgment dismissing the case for lack of standing by the plaintiffs.

     Basis is also a defendant in a lawsuit pending in the United States District Court for the Southern District of Texas (served May 1996), which is a Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") cost recovery action related to the Tex-Tin "superfund" site. This site is not owned by Basis, and Basis has advised the Company that Basis has not disposed of any material at the site. However, Basis has been identified as a "generator defendant" with respect to the site, as the successor to the previous refinery owner. Basis potentially may be named as a defendant or "potentially responsible party" in other similar pending or threatened superfund-related actions.

     Basis is also a defendant in a lawsuit filed December 20, 1995 in the 11th Judicial District Court, Harris County, Texas, involving alleged Texas Clean Air Act violations related to allegedly excessive S02 emissions. Agreement among the various parties has been reached to settle the action on terms and conditions not material to Basis; however, this settlement is not yet final.

     Basis is also a defendant in a lawsuit filed April 29, 1997 by the U.S. Department of Justice in the United States District Court for the Southern District of Texas which alleges violations of the New Source Performance Standards ("NSPS") under the Clean Air Act at the Texas City, Texas refinery. The suit alleges that applicable NSPS requirements for a certain process unit, oil and water separator and storage tank were not met on certain occasions or during specified periods from May 1990 to April 1994.

     Basis has also received Texas Natural Resources Conservation Commission ("TNRCC") notices of violation ("NOV") and/or federal Environmental Protection Agency ("EPA") NOVs or administrative orders with respect to environmental matters at each of its three refineries. Certain of such notices and orders may require operational and capital improvements, and may involve the assessment of substantial monetary penalties.

     Basis is also a plaintiff in a lawsuit originally filed
March 26, 1996 and pending in the 190th Judicial District Court, Harris County, Texas, alleging generally that through a bribery and kickback scheme, defendants destroyed plaintiff's independent bargaining position with respect to construction work performed by defendants, creating causes of action for fraud, tortious interference with contract, breach of fiduciary duty, breach of contract and negligent misrepresentation. The defendant has asserted counterclaims for breach of contract, tortious interference with contract, fraud, defamation, negligence and quantum meruit aggregating in excess of $130 million.

     The various lawsuits referred to herein seek actual and punitive damages which, in most cases, are unspecified but which may total several hundreds of millions of dollars, together, in certain cases, with demands for injunctive relief. In certain of the matters cited above, including cited TNRCC and EPA matters, Basis could potentially be adversely affected through: required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, required reductions in permit limits or refinery throughput, and fines or penalties.

     Additionally, although the Company conducted a due diligence investigation of Basis prior to the closing of the purchase of the stock of Basis, the scope of such investigation, particularly in light of the volume of environmental, litigation and other matters to be investigated, was necessarily limited. The stock purchase agreement between the Company, the seller, and Basis ("Stock Purchase Agreement") provides for indemnification from the seller with respect to suits, actions, claims and investigations pending at the time of the acquisition and for additional indemnification, subject to certain terms, conditions and limitations, with respect to other matters. However, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified or that the matters heretofore identified will not prove to be more significant than currently expected.

     The Company, including Basis, is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

             VALERO ENERGY CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following are the Company's financial and operating highlights for the three months ended March 31, 1997 and 1996. The amounts in the following table are in thousands of dollars, unless otherwise noted:

                                                                            Three Months Ended
                                                                                March 31,
                                                                          1997             1996

OPERATING REVENUES:
  Refining and marketing . . . . . . . . . . . . . . . . . . . . .     $  821,787       $  574,507
  Natural gas related services <F1>. . . . . . . . . . . . . . . .        767,404          577,924
  Intersegment eliminations. . . . . . . . . . . . . . . . . . . .        (52,093)         (42,333)
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,537,098       $1,110,098

OPERATING INCOME (LOSS):
  Refining and marketing . . . . . . . . . . . . . . . . . . . . .     $   43,518       $   15,233
  Natural gas related services . . . . . . . . . . . . . . . . . .         10,888           47,466
  Corporate general and administrative expenses and other, net . .        (10,493)         (10,461)
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   43,913       $   52,238

Equity in earnings of joint ventures . . . . . . . . . . . . . . .     $    1,006       $      222
Other income, net. . . . . . . . . . . . . . . . . . . . . . . . .     $    1,432       $    2,444
Interest and debt expense, net . . . . . . . . . . . . . . . . . .     $   22,911       $   25,190
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   15,440       $   19,914
Net income applicable to common stock. . . . . . . . . . . . . . .     $   12,674       $   17,073
Earnings per share of common stock . . . . . . . . . . . . . . . .     $      .29       $      .39

OPERATING STATISTICS:
  Refining and marketing:
    Throughput volumes (Mbbls per day) . . . . . . . . . . . . . .            174              169
    Average throughput margin per barrel . . . . . . . . . . . . .     $     6.58       $     4.55
    Sales volumes (Mbbls per day). . . . . . . . . . . . . . . . .            328              289

  Natural gas related services:
    Gas volumes (MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,924            1,776
      Transportation . . . . . . . . . . . . . . . . . . . . . . .          1,559            1,426
        Total gas volumes. . . . . . . . . . . . . . . . . . . . .          3,483            3,202

    Average gas sales margin per Mcf . . . . . . . . . . . . . . .     $    (.015)      $     .246
    Average gas transportation fee per Mcf . . . . . . . . . . . .     $     .082       $     .101

    NGL plant production:
      Production volumes (Mbbls per day) . . . . . . . . . . . . .           82.2             78.9
      Average NGL market price per gallon. . . . . . . . . . . . .     $     .361       $     .305
      Average gas cost per Mcf . . . . . . . . . . . . . . . . . .     $     2.32       $     1.60
      Average NGL margin per gallon. . . . . . . . . . . . . . . .     $     .119       $     .095

<F1>    The 1996 amount was revised from that included in the Company's Form 10-Q for the quarterly period ended March 31, 1996 to include revenues related to certain NGL trading activities previously classified as a reduction of cost of sales.  Such reclassification was made effective with the quarterly period ended June 30, 1996.

Consolidated Results

     The Company reported net income of $15.4 million, or $.29 per share, for the first quarter of 1997 compared to $19.9 million, or $.39 per share, for the same period in 1996. Net income and earnings per share decreased due primarily to a significant decrease in operating income from the Company's natural gas related services business which more than offset a large increase in refining and marketing operating income and decreases in interest and income tax expense.

     Operating revenues increased $427 million, or 38%, to $1.5 billion during the first quarter of 1997 compared to the same period in 1996 due primarily to a $247.3 million increase in refining and marketing revenues and a $189.5 million increase in natural gas related services revenues. Operating income decreased $8.3 million, or 16%, to $43.9 million during the first quarter of 1997 compared to the 1996 period due to a $36.6 million decrease in natural gas related services operating income, partially offset by a $28.3 million increase in refining and marketing operating income. Changes in operating revenues and operating income by business segment are explained below under "Segment Results."

     Net interest and debt expense decreased $2.3 million to $22.9 million during the first quarter of 1997 compared to the first quarter of 1996 due primarily to paydowns of certain outstanding nonbank debt, while income tax expense decreased $1.8 million to $8 million during the same periods due primarily to lower pre-tax income.

Segment Results

  Refining and Marketing

     Operating revenues from the Company's refining and marketing operations increased $247.3 million, or 43%, to $821.8 million during the first quarter of 1997 compared to the same period in 1996 due primarily to a 28% increase in the average sales price per barrel and, to a lesser extent, to a 13% increase in sales volumes. The average sales price per barrel increased due to higher gasoline and other refined product prices which followed higher crude oil prices. Sales volumes increased due primarily to higher gasoline sales volumes resulting from increased rack and wholesale marketing activities and sales of "CARB II" gasoline into the West Coast market in the 1997 period in connection with the March 1, 1996 startup of the California Air Resources Board's statewide CARB gasoline program.

     Operating income from the Company's refining and marketing operations increased $28.3 million to $43.5 million during the first quarter of 1997 compared to the same period in 1996 due primarily to an approximate $33 million, or 48%, increase in total throughput margins partially offset by an approximate $5 million increase in operating expenses. The throughput margin per barrel averaged $6.58 for the first quarter of 1997, an improvement of $2.03 per barrel from the first quarter of 1996. Total throughput margins increased due primarily to a significant improvement in discounts on purchases of residual oil ("resid") feedstocks due to an increase in resid supplies resulting from greater worldwide production of heavier crude oils and a decrease in worldwide demand for resid as a result of milder weather during the 1997 period. Throughput margins also benefitted from the differential between conventional gasoline and crude oil, higher premiums on sales of mixed xylenes over their value as a gasoline blendstock, and increased benefits from price risk management activities. These increases in throughput margins were partially offset by lower oxygenate margins resulting from higher methanol and butane feedstock costs. Operating expenses increased due primarily to higher fuel and electrical power costs resulting from an increase in natural gas prices, and to costs associated with a xylene fractionation unit which was placed in service in January 1997 at the Company's refinery in Corpus Christi, Texas.

  Natural Gas Related Services

     Operating revenues from the Company's natural gas related services business increased $189.5 million, or 33%, during the first quarter of 1997 compared to the same period in 1996 due primarily to a 15% increase in average natural gas sales prices, an 8% increase in daily natural gas sales volumes, a 29% increase in NGL sales volumes, and an 18% increase in average NGL market prices. Natural gas sales prices were higher due to higher demand, primarily in the western part of the United States, while natural gas sales volumes increased due primarily to a significant increase in off-system marketing activities which more than offset a decrease in volumes in the Company's core market. NGL sales volumes were higher due primarily to a significant increase in NGL marketing activities while NGL market prices increased as a result of strong crude oil and refined product prices and continued low NGL inventory levels. Natural gas related services revenues also benefited from an approximate $35 million increase in revenues from power marketing activities resulting from a substantial increase in megawatt hours marketed.

     Operating income from the Company's natural gas related services business decreased $36.6 million to $10.9 million during the first quarter of 1997 compared to the same period in 1996 due primarily to significantly lower gas sales margins partially offset by higher margins on NGL production and increased income from NGL trading activities. Total gas sales margins decreased substantially, resulting in a negative amount in the 1997 period, due to unusually warm winter weather in the Eastern United States in February and March of 1997, an approximate $11 million decrease in benefits from price risk management activities, reduced volumetric gains and an increase in fuel costs resulting from higher natural gas prices as noted above. Total margins on NGL production were higher due to the increase in average NGL market prices as noted above and a 4% increase in NGL production volumes, partially offset by an increase in natural gas fuel and shrinkage costs, net of increased benefits from price risk management activities which reduced such costs to below-market levels. NGL trading income increased due primarily to the increase in NGL marketing activities noted above. NGL production volumes increased in the first quarter of 1997 compared to the same period in 1996 due to the completion in 1996 of certain operational improvements and production enhancements at various plants.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities decreased $45.4 million to $34.8 million during the first quarter of 1997 compared to the same period in 1996 due primarily to the changes in current assets and current liabilities detailed in Note 3 of Notes to Consolidated Financial Statements and to the decrease in income described above under "Results of Operations." Included in the changes in current assets and current liabilities was a substantial decrease in accounts payable in the 1997 period offset to a large extent by decreases in accounts receivable and inventories. Accounts payable and accounts receivable decreased in the 1997 period due primarily to a substantial decrease in natural gas and NGL prices from December 1996 to March 1997. Inventories decreased in the 1997 period due primarily to higher refining and marketing gasoline sales compared to an increase in inventories in the 1996 period due primarily to weather-related shipment delays of refined products at the end of the quarter. Prepaid expenses and other decreased to a greater extent in the 1996 period due primarily to higher commodity deposits and deferrals at the end of 1995 compared to the end of 1996. During the 1997 period, the Company utilized the cash provided by its operating activities, a portion of its existing cash balances, proceeds from issuances of common stock related to the Company's benefit plans, and bank borrowings to fund capital expenditures and deferred turnaround and catalyst costs, repay principal on certain outstanding nonbank debt, pay common and preferred stock dividends, purchase treasury stock, and redeem the remaining 11,500 outstanding shares of its Series A Preferred Stock as described in Note 7 of Notes to Consolidated Financial Statements.

     As described in Note 8 of Notes to Consolidated Financial Statements, effective May 1, 1997, the Company significantly increased its financial flexibility and liquidity through the replacement of its existing $300 million revolving bank credit and letter of credit facility with a new $835 million revolving bank credit and letter of credit facility. As of May 1, 1997, Energy had approximately $159 million available under this committed bank credit facility for additional borrowings and letters of credit based on a total availability of $600 million during the period prior to the Restructuring. Energy also has numerous uncommitted short-term bank credit lines and bank letter of credit facilities. As of May 1, 1997, no amounts were available for additional borrowings under short-term bank lines totaling $150 million, and approximately $114 million was available for additional letters of credit under uncommitted letter of credit facilities totaling
$195 million. The above-noted remaining amounts available under the Company's revolving bank credit facility and short-term bank lines as of May 1 reflect the effect of borrowing $365 million to fund the acquisition of Basis as discussed below and the use of the revolving bank credit facility to provide credit enhancement for the Refunding Bonds as discussed in Note 8. The Company was in compliance with all covenants contained in its various debt facilities as of May 1, 1997.

     As described in Note 5 of Notes to Consolidated Financial Statements, the Company acquired the outstanding common stock of Basis on May 1, 1997 for $365 million in cash, funded with borrowings under the Company's bank credit facilities, and $120 million in Energy common stock. Although Basis incurred significant operating losses during 1995 and 1996, the Company believes that the Basis refineries can be operated profitably due to recently completed refinery upgrading projects, a reduction in depreciation and amortization expense due to the acquisition cost of Basis being less than its net book value, and a projected reduction in operating and overhead costs expected to be achieved through various operational and personnel-related changes to be implemented by the Company. The Company believes that, assuming the realization of various assumptions including those discussed above, the Basis refineries will be accretive to the Company's consolidated cash flow and earnings beginning in 1997.

     During the first quarter of 1997, the Company expended approximately $41 million for capital investments, primarily capital expenditures, $9 million of which related to refining and marketing operations while $32 million related to natural gas related services operations. For total year 1997, the Company currently expects to incur approximately $240 million for capital expenditures and deferred turnaround and catalyst costs. Such estimate includes approximately $150 million related to the Company's refining and marketing operations, of which approximately $50 million is related to the operations of Basis for the eight months beginning May 1, and approximately $85 million related to the Company's natural gas related services operations for the full year of 1997.

     As described in Note 6 of Notes to Consolidated Financial Statements, VRMC refinanced its outstanding $98.5 million principal amount of industrial revenue bonds in April 1997 at substantially lower interest rates. Based on the floating rates in effect as of May 1, 1997, the Company expects the reduction in interest expense resulting from such refinancing to be in excess of $5 million per year.

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

     The foregoing discussion contains certain estimates, predictions, projections and other "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Some important factors (but not necessarily all factors) that could affect the Company's sales volumes, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in any forward-looking statement include the following: renewal or satisfactory replacement of the Company's resid feedstock arrangements as well as market, political or other forces generally affecting the pricing and availability of resid and other refinery feedstocks, refined products, natural gas supplies or natural gas liquids; accidents or other unscheduled shutdowns affecting the Company's, its suppliers' or its customers' pipelines, plants, machinery or equipment; excess industry capacity; competition from products and services offered by other energy enterprises; changes in the cost or availability of third-party vessels, pipelines and other means of transporting feedstocks and products; ability to implement the cost reductions and operational changes related to, and realize the various assumptions and efficiencies projected for, the operation of the Basis refineries; state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond the Company's control; execution of planned capital projects; weather conditions affecting the Company's operations or the areas in which the Company's products are marketed; rulings, judgments, or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; the introduction or enactment of legislation, including tax legislation affecting the proposed merger with PG&E; and changes in the credit ratings assigned to the Company's debt securities and trade credit. Certain of these risk factors are more fully discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Basis Litigation.

   Basis is a defendant in numerous lawsuits brought by present or former employees of Basis, by employees of Basis' customers or contractors, or by other persons based on alleged negligence, gross negligence, products liability, strict liability, breach of warranty and other theories of recovery and claiming injuries, including wrongful death, resulting from exposure to asbestos, benzene and other allegedly toxic or carcinogenic compounds allegedly processed, used, manufactured, distributed or sold by Basis or its predecessors. Approximately 10 of the lawsuits involve class or other actions involving numerous plaintiffs and defendants, while the remaining actions have individual plaintiffs and involve only Basis or a limited group of defendants. In most such cases, discovery is underway and trial dates have not been set.

   In addition to the foregoing matters, Basis is a defendant in a lawsuit, Friends of the Earth, Inc. v. Phibro Energy USA, Inc., filed in the United States District Court for the Southern District of Texas (filed June 1994), alleging, among other things, that Basis has violated the terms of its National Pollutant Discharge Elimination System permit for wastewater discharge at its Houston, Texas refinery. Although the District Court granted Basis a summary judgment, the United States Court of Appeals for the Fifth Circuit reversed the summary judgment and remanded the case to the trial court for further discovery. The case is currently stayed by mutual agreement pending the decision of the United States Court of Appeals for the Fifth Circuit in a similar case (Friends of the Earth v. Chevron Chemical Co., Inc.) in which the lower court granted summary judgment dismissing the case for lack of standing by the plaintiffs.

   Basis is also a defendant in a lawsuit, Amoco Chemical
Company, et al. v. United States of America, et al. pending in the United States District Court for the Southern District of Texas (served May 1996), which is a CERCLA cost recovery action related to the Tex-Tin "superfund" site. This site is not owned by Basis, and Basis has advised the Company that Basis has not disposed of any material at the site. However, Basis has been identified as a "generator defendant" with respect to the site, as the successor to the previous refinery owner. Basis potentially may be named as a defendant or "potentially responsible party" in other similar pending or threatened superfund-related actions.

   Basis is also a defendant in City of Houston v. Phibro Energy USA, Inc., filed in the 11th Judicial District Court, Harris County, Texas (filed December 20, 1995) involving alleged Texas Clean Air Act violations related to allegedly excessive S02 emissions. Agreement among the various parties has been reached to settle the City of Houston action on terms and conditions not material to Basis; however, this settlement is not yet final.

   Basis is also a defendant in a lawsuit, United States of America v. Basis Petroleum, Inc., filed on April 29, 1997 by the U.S. Department of Justice in the United States District Court for the Southern District of Texas which alleges violations of the New Source Performance Standards ("NSPS") under the Clear Air Act at the Texas City, Texas refinery. The suit alleges that applicable NSPS requirements for a certain process unit, oil and water separator and storage tank were not met on certain occasions or during specified periods from May 1990 to April 1994.

   Basis has also received Texas Natural Resources Conservation Commission ("TNRCC") notices of violation ("NOV") and/or federal Environmental Protection Agency ("EPA") NOVs or administrative orders with respect to environmental matters at each of its three refineries. Certain of such notices and orders may require operational and capital improvements, and may involve the assessment of substantial monetary penalties.

   Basis is also a plaintiff in a lawsuit, Phibro Energy USA, Inc. v. Belmont Contractors, Inc. et al., pending in the 190th Judicial District Court, Harris County, Texas (filed March 26,
1996) and alleging generally that through a bribery and kickback scheme, defendants destroyed plaintiff's independent bargaining position with respect to construction work performed by defendants, creating causes of action for fraud, tortious interference with contract, breach of fiduciary duty, breach of contract and negligent misrepresentation. Defendant Belmont has asserted counterclaims against Basis for breach of contract, tortious interference with contract, fraud, defamation, negligence and quantum meruit aggregating in excess of $130 million.

   Basis is also a party to various other lawsuits arising in the ordinary course of its business. The various lawsuits referred to herein seek actual and punitive damages which, in most cases, are unspecified but which may total several hundreds of millions of dollars, together, in certain cases, with demands for injunctive relief. In certain of the matters cited above, including cited TNRCC and EPA matters, Basis could potentially be adversely affected through: required reductions in emissions or discharges, required additions and improvements to refinery controls or other equipment, required reductions in permit limits or refinery throughput, and fines or penalties.

   Additionally, although the Company conducted a due diligence investigation of Basis prior to the closing of the purchase of the stock of Basis, the scope of such investigation, particularly in light of the volume of environmental, litigation and other matters to be investigated, was necessarily limited. The Stock Purchase Agreement between the Company, the seller, and Basis ("Stock Purchase Agreement") provides for indemnification from the seller with respect to suits, actions, claims and investigations pending at the time of the acquisition and for additional indemnification, subject to certain terms, conditions and limitations, with respect to other matters. However, there can be no assurance that other material matters, not identified or fully investigated in due diligence, will not be subsequently identified or that the matters heretofore identified will not prove to be more significant than currently expected.

Item 2.  Changes in Securities.

   By its notice to stockholders dated April 21, 1997, Energy has called for redemption on June 2, 1997 (the "Redemption Date"), all of its outstanding $3.125 convertible preferred stock ("Convertible Preferred Stock") at $52.188 per share, plus dividends accruing from June 1, 1997 to the Redemption Date in the amount of $0.0086 per share, for a total redemption price per share of $52.1966 (the "Redemption Price"). In addition, the regular quarterly dividend of $0.78125 per share of Convertible Preferred Stock will be paid separately on June 2, 1997, to holders of record of the Convertible Preferred Stock at the close of business on May 5, 1997.

   Until the close of business on May 23, 1997, record holders of the Convertible Preferred Stock have the right to convert their shares into shares of Energy's common stock, $1 par value ("Common Stock"), at a conversion price of $27.03 (equal to a conversion rate of approximately 1.85 shares of Common Stock for each share of Convertible Preferred Stock). After May 23, 1997, the Convertible Preferred Stock will no longer be convertible. Convertible Preferred Stock not properly surrendered for conversion before the close of business on May 23, 1997 will be redeemed at the Redemption Price on June 2, 1997. The Company has appointed Harris Trust and Savings Bank as its agent for conversion and redemption of the Convertible Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

     4.1 Credit Agreement dated as of May 1, 1997 among Valero Energy Corporation, Valero Refining and Marketing Company, Morgan Guaranty Trust Company of New York, Bank of Montreal, and the banks and co-agents party thereto incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1 of Valero Refining and Marketing Company (Commission File
            No. 333-27013, filed May 13, 1997).

     11.1   Computation of Earnings Per Share.

     27.1* Financial Data Schedule (reporting financial information as of and for the three months ended March 31, 1997).

     27.2*  Restated Financial Data Schedule (reporting financial information as of and for the three months ended March
            31, 1996).
__________

        * The Financial Data Schedule and Restated Financial Data Schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or
            Section 18 of the Securities Exchange Act of 1934, and are included as exhibits only to the electronic filing of this Form 10-Q in accordance with Item 601(c) of Regulation S-K and Section 401 of Regulation S-T.

     (b)  Reports on Form 8-K.  The Company filed the following
Current Reports on Form 8-K during the quarter ended March 31,
1997.

            (i) A report on Form 8-K dated January 31, 1997 was filed on February 7, 1997, reporting Item 5. Other Events, in connection with the execution of a Plan and Agreement of Merger dated January 31, 1997, among Valero Energy
     Corporation, PG&E Corporation, and PG&E Acquisition
     Corporation, providing for the merger of Valero Energy
     Corporation with PG&E Acquisition Corporation.

            (ii) A report on Form 8-K dated March 13, 1997 was filed on March 21, 1997, reporting Item 5. Other Events, in connection with the Company's announcement of its intent to purchase the common stock of Basis Petroleum, Inc.

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



                    VALERO ENERGY CORPORATION
                         (Registrant)


                    By:  /s/ Edward C. Benninger
                             Edward C. Benninger
                         President and Chief
                            Financial Officer
                         (Duly Authorized Officer and Principal
                         Financial and Accounting Officer)


Date: May 15, 1997